Form 10-Q
period 2014-06-30
Kite Pharma, Inc.
filed 2014-08-14
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number: 001-36508

KITE PHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1524986
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2225 Colorado Avenue Santa Monica, California	90404
(Address of Principal Executive Offices)	(Zip Code)

(310) 824-9999

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of August 11, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,314,098.

KITE PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITE PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share amounts)

	JUNE 30, 2014	DECEMBER 31,
	(UNAUDITED)	2013
ASSETS
Current assets
Cash and cash equivalents	$203,397	$22,357
Prepaid expenses	796	241
Total current assets	204,193	22,598
Property and equipment, net	1,200	274
Other assets	211	110
Total assets	$205,604	$22,982
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,751	$382
Accrued expenses and other current liabilities	1,297	980
Options early exercise liability	817	—
Total current liabilities	4,865	1,362
Deferred rent	75	39
Options early exercise noncurrent liability	1,747	—
Total liabilities	6,687	1,401
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Series A Preferred Stock, $0.001 par value, 0 and 20,474,452 shares authorized, 0 and 20,315,397 issued and outstanding (liquidation value of $0 and $39,082) as of June 30, 2014 and December 31, 2013, respectively	—	20
Preferred Stock, $0.001 par value, 10,000,000 and 0 shares authorized, 0 issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized, 38,314,098 and 5,527,816 shares issued and outstanding, excluding 2,195,754 and 0 shares subject to repurchase at June 30, 2014 and December 31, 2013, respectively	38	6
Additional paid-in capital	234,813	36,990
Accumulated deficit	(35,934)	(15,435)
Total stockholders’ equity	198,917	21,581
Total liabilities and stockholders’ equity	$205,604	$22,982

See accompanying notes to unaudited condensed financial statements

KITE PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$7,424	$1,146	$9,516	$2,022
General and administrative	3,716	287	4,786	500
Total operating expenses	11,140	1,433	14,302	2,522
Loss from operations	(11,140)	(1,433)	(14,302)	(2,522)
Other income (expense):
Interest income	47	4	68	9
Interest expense	(6,266)	(1)	(6,266)	(4)
Other income (expense)	1	(7)	1	19
Total other income (expense)	(6,218)	(4)	(6,197)	24
Net loss	(17,358)	(1,437)	(20,499)	(2,498)
Series A preferred stock dividend	(532)	(297)	(1,089)	(297)
Net loss attributable to common stockholders	$(17,890)	$(1,734)	$(21,588)	$(2,795)
Net loss per share, basic and diluted	$(2.27)	$(0.32)	$(3.20)	$(0.51)
Weighted-average shares outstanding, basic and diluted	7,890,029	5,459,066	6,737,169	5,446,014

See accompanying notes to unaudited condensed financial statements

KITE PHARMA, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

January 1, 2014 to June 30, 2014

(In thousands, except share amounts)

(Unaudited)

	SERIES A				SECURITIES	ADDITIONAL		TOTAL
	PREFERRED STOCK		COMMON STOCK		CONVERTIBLE	PAIN-IN	ACCUMULATED	STOCKHOLDERS’
	SHARES	AMOUNT	SHARES	AMOUNT	INTO EQUITY	CAPITAL	DEFICIT	EQUITY
Balance at January 1, 2014	20,315,397	$21	5,527,816	$5	$—	$36,990	$(15,435)	$21,581
Stock based compensation for services	—	—	—	—	—	7,241	—	7,241
Stock option exercise	—	—	466,641	—	—	354	—	354
Issuance of common stock in initial public offering, net	—	—	8,625,000	9	—	134,119	—	134,128
Conversion of convertible notes into common stock	—	—	3,300,735	3	—	50,498	—	50,501
Conversion of preferred stock into common stock	(20,315,397)	(21)	20,315,397	21	—	—	—	—
Payment of preferred stock dividend in common stock	—	—	78,509	—	—	—	—	—
Convertible securities beneficial conversion feature	—	—	—	—	—	5,611	—	5,611
Net loss, six months ended June 30, 2014	—	—	—	—	—	—	(20,499)	(20,499)
Balance at June 30, 2014	—	$—	38,314,098	$38	$—	$234,813	$(35,934)	$198,917

See accompanying notes to unaudited condensed financial statements

KITE PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Cash flows from operating activities
Net loss	$(20,499)	$(2,498)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation and amortization	76	4
Stock-based compensation	7,241	30
Change in fair value of derivative liability	—	(18)
Noncash interest expense on convertible notes	6,113	4
Deferred rent	36	(5)
Loss on disposal of assets	(1)	—
Changes in operating assets and liabilities
Prepaid expenses	(557)	(25)
Other assets	(99)	(91)
Accounts payable	1,199	218
Accrued expenses and other current liabilities	(67)	60
Net cash from operating activities	(6,558)	(2,321)
Cash flows from investing activities
Purchase of property and equipment	(1,002)	(1)
Cash flows from financing activities
Initial public offering costs	(10,943)	—
Proceeds from issuance of common stock	146,625	—
Proceeds from exercise of stock options	2,918	—
Proceeds from issuance of preferred stock, net	—	19,597
Proceeds from issuance of convertible notes	50,000	—
Net cash from financing activities	188,600	19,597
Net change in cash and cash equivalents	181,040	17,275
Cash and cash equivalents at beginning of period	22,357	8,651
Cash and cash equivalents at end of period	$203,397	$25,926
Supplemental schedule of cash flows information:
Cash paid for interest	$—	$—
Supplemental schedule of non-cash investing and financing activities:
Accrued offering costs	$1,554	$—
Discount from conversion of securities convertible into equity	$5,612	$254
Conversion of convertible securities into equity	$2,525	$2,647
Conversion of convertible notes and accrued interest into equity	$50,501	$15,000

See accompanying notes to unaudited condensed financial statements

KITE PHARMA, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2014

NOTE 1—BUSINESS AND NATURE OF OPERATIONS

Nature of Operations

Kite Pharma, Inc. (the “Company”) was incorporated on June 1, 2009 in the State of Delaware. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. The Company is developing multiple product candidates using its engineered autologous cell therapy (“eACT”), which involves the genetic engineering of T cells to express either chimeric antigen receptors (“CARs”) or T cell receptors (“TCRs”).

The Company’s headquarters and operations are in Santa Monica, California. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including clinical trials, in collaboration with the Surgery Branch of the National Cancer Institute (“NCI”), hiring personnel, and raising capital to support and expand these activities.

Initial Public Offering

The Company completed its initial public offering (“IPO”) in June 2014, pursuant to which it issued 8,625,000 shares of common stock, which included shares issued pursuant to the underwriters’ full exercise of their option to purchase 1,125,000 additional shares, and received net proceeds of $134.1 million, after underwriting discounts, commissions and offering expenses. In addition, in connection with the completion of the IPO, all then outstanding convertible preferred stock and accrued dividends (see Note 7), and convertible notes and accrued interest thereon converted into 23,694,641 shares of common stock (see Note 6).

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $35.9 million and $15.4 million as of June 30, 2014 and December 31, 2013, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Certain amounts included in prior captions have been reclassified to conform to the current period’s classification. The interim results for the period ended June 30, 2014 are not necessarily indicative of results for the full 2014 fiscal year or any other future interim periods.

The success of the Company depends on its ability to develop its technologies to the point of U.S. Food and Drug Administration (“FDA”) approval and subsequent revenue generation or through the sale, merger, or other transfer of all or substantially all of the Company’s assets and, accordingly, to raise enough capital to finance these developmental efforts. In the future, management will need to raise additional capital to finance the continued operating and capital requirements of the Company. Any amounts raised will be used to further develop the Company’s technologies, acquire additional product licenses and for other working capital purposes. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs. If the Company cannot obtain adequate working capital, it will be forced to curtail its planned business operations.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of bank money market accounts and are stated at cost, which approximates fair value.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are expensed as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $(7,575) and $77,903 for the three months ended June 30, 2014 and 2013, respectively and were $152,969 and $87,903 for the six months ended June 30, 2014 and 2013, respectively.

Deferred Offering Costs

The Company accounts for costs directly incurred in the issue of equity shares such as underwriting, accounting and legal fees and printing costs as deferred offering costs under current assets on the balance sheet. At the closing of the equity financing, the costs are recorded as a reduction of the proceeds. Financing costs incurred in connection with the Company’s debt securities are capitalized at the inception of the notes and amortized to interest expense over the expected life of the respective note.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of June 30, 2014 and December 31, 2013 (in thousands):

	JUNE 30, 2014	DECEMBER 31, 2013
Accrued compensation costs	$560	$397
Accrued professional fees	295	—
Accrued past patent expense reimbursement	55	440
Accrued research and development costs	197	53
Accrued other expense	4	19
Accrued related party costs	186	71
Total accrued expenses and other current liabilities	$1,297	$980

Research and Development

Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options, and warrants or other equity instruments issued as consideration for goods or services received by the Company to non-employees, including consultants and members of the Company’s Scientific Advisory Board, are accounted for based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is recorded as expense as the shares vest. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.

Net Loss per Common Share

Basic net loss per share is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding. Diluted net loss per share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. In addition, the net loss attributable to common stockholders is adjusted for Series A Preferred Stock dividends for the periods in which Series A Preferred Stock is outstanding.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive.

As of June 30, 2014 and 2013, potentially dilutive securities include:

	JUNE 30,
	2014	2013
Series A Preferred Stock	—	20,315,397
Warrants to purchase convertible preferred stock	159,049	—
Unvested early exercise options	2,195,754	—
Options to purchase common stock	4,087,906	577,500
Total	6,442,709	20,892,897

The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of certain employees. The Company has the option to repurchase these shares should these employees not vest in them prior to their termination from the Company.

As of June 30, 2014 and 2013, the following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of June 30, 2014 and 2013, respectively.

	JUNE 30,
	2014	2013
Warrants to purchase convertible preferred stock	—	159,049

Amounts in the tables above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of unaudited basic and diluted loss per common share for the three and six months ended June 30, 2014 and 2013 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(17,358)	$(1,437)	$(20,499)	$(2,498)
Series A Preferred Stock Dividends	(532)	(297)	(1,089)	(297)
Net loss attributable to common shareholders	$(17,890)	$(1,734)	$(21,588)	$(2,795)
Denominator:
Weighted-average common shares outstanding	10,250,287	5,459,066	7,923,818	5,446,014
Less: weighted-average unvested common shares subject to repurchase	(2,360,259)	—	(1,186,649)	—
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	7,890,029	5,459,066	6,737,169	5,446,014
Net loss per common share attributable to common stockholders, basic and diluted	$(2.27)	$(0.32)	$(3.20)	$(0.51)

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-10, which eliminates the financial reporting distinction between development stage entities and other reporting entities, thereby eliminating the requirements to present inception-to-date information in the statements of operations and stockholders’ equity and cash flow, or label the financial statements as those of a development stage entity. The Company has elected to early adopt this guidance, as permitted, for its financial statements for the year ended December 31, 2014, including this quarterly report, and therefore has no longer labeled its financial statements as those of a development stage entity or included any inception-to-date information.

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of June 30, 2014 and 2013 (in thousands):

	JUNE 30,	DECEMBER 31,
	2014	2013
Laboratory equipment	$848	$244
Computer equipment and software	100	22
Office equipment and furniture	124	29
Leasehold improvements	232	7
	1,304	302
Less: accumulated depreciation and amortization	(104)	(28)
	$1,200	$274

Depreciation and amortization expense was $48,117 and $2,040 for the three months ended June 30, 2014 and 2013, respectively and was $76,325 and $4,057, for the six months ended June 30, 2014 and 2013, respectively.

NOTE 5—LICENSE AGREEMENTS AND CRADA

CAIX License Agreement

In February 2011, the Company entered into a license agreement with The Regents of the University of California (the “Regents”) (the “UCLA License Agreement”) to acquire the exclusive rights to develop and commercialize GM-CAIX, an antigen believed to have use in the field of, but not limited to, cancer immunotherapy (the “Licensed Product”). The Regents is the governing body of the University of California.

Upon execution of the UCLA License Agreement, the Company made an aggregate one-time cash payment to the Regents  of $10,000 which was expensed as research and development expense and agreed to reimburse the Regents for past patent expenses totaling $166,000 in 24 monthly installments commencing on February 9, 2013. Additionally, the Company issued to the Regents 27,400 shares of common stock, par value $0.001 per share, valued at $10,412. The Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to the Licensed Product in the United States, Europe and Japan. The aggregate potential milestone payments are $2.2 million, of which $2.0 million is due only after marketing approval in the United States, Europe and Japan. The first milestone payment will be due upon the dosing of the first patient in the first Phase 2 clinical study of a Licensed Product in the United States. The Company was not required to make any milestone payments for the three months ended June 30, 2014 and 2013 and does not expect to make any milestone payments during 2014. The expenses the Company recognized in connection with the UCLA agreement were $(2,469) and $20,000 for the three months ended June 30, 2014 and 2013, respectively and were $14,119 and $35,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and December 31, 2013, the Company had approximately $70,720 and $117,200 recorded in accounts payable and accrued expenses due to the Regents, respectively.

Cooperative Research and Development Agreement with the NCI

In August 2012, the Company entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by the NCI for the research and development of novel engineered peripheral blood autologous T cell therapeutics for the treatment of multiple cancer indications. This collaboration with the Surgery Branch at the NCI, provides the Company with access to inventions resulting from the CRADA work relating to the current and future clinical product pipeline of autologous peripheral blood T cells, engineered with the NCI’s proprietary tumor-specific TCRs and CARs, directed to multiple hematological and solid tumor types. The CRADA will help support the development of certain technologies licensed from the National Institutes of Health (“NIH”) (see below). Pursuant to the CRADA, the NCI will provide scientific staff and other support necessary to conduct research and related activities as described in the CRADA.

The CRADA has a five-year term commencing August 31, 2012 and expiring on August 30, 2017. During the term of the agreement, the Company will make quarterly payments of $250,000 to the NCI for support of research activities. Total expenses recognized under the CRADA were $250,000 and $250,000 for the three months ended June 30, 2014 and 2013, respectively and were $500,000 and $500,000 for the six months ended June 30, 2014 and 2013, respectively.

Pursuant to the terms of the CRADA, the Company has agreed to hold the NCI harmless and to indemnify the NCI from all liabilities, demands, damages, expenses and losses arising out of the Company’s use for any purpose of the data generated, materials produced or inventions discovered in whole or in part by NCI employees under the CRADA, unless due to their negligence or willful misconduct. The CRADA may be terminated at any time upon the mutual written consent of the Company and NCI. The Company or NCI may unilaterally terminate the CRADA at any time by providing written notice at least 60 days before the desired termination date.

Pursuant to the terms of the CRADA, the Company has an option to elect to negotiate an exclusive or nonexclusive commercialization license to any inventions discovered in the performance of the CRADA, whether solely by an NCI employee or jointly with a Company employee for which a patent application has been filed.

The parties jointly own any inventions and materials that are jointly produced by employees of both parties in the course of performing activities under the CRADA.

2013 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated April 11, 2013, the Company holds an exclusive, worldwide license to certain intellectual property, including intellectual property related to a CAR-based product candidate that targets the EGFRvIII antigen for the treatment of brain cancer, head and neck cancer, and melanoma, and a TCR-based product candidate that targets the SSX2 CTA for the treatment of head and neck cancer, hepatocellular carcinoma, melanoma, prostate cancer, and sarcoma. The Company has a co-exclusive license to intellectual property related to these product candidates for the treatment of certain other cancers. The Company may require an additional license relating to the EGFRvIII scFv target binding site from a third-party in order to commercialize a CAR-based product candidate that targets the EGFRvIII antigen.

Pursuant to the terms of the NIH License, the Company is required to pay the NIH a one-time cash payment in the aggregate amount of $200,000, two-thirds of which shall be payable to the NIH within 60 days of execution of the NIH License and one-third of which will be payable upon the earlier to occur of (a) 18 months from the date of execution of the NIH License and (b) the termination of the NIH License. The Company will also reimburse the NIH for past patent expenses in the aggregate amount of approximately $58,000, with half of this amount paid during 2013 and the balance paid in May 2014.

The Company is also required to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter shall be payable on each January 1st.

The Company is also required to make performance-based cash payments upon successful completion of clinical and regulatory benchmarks relating to the products covered by the NIH license (“Licensed Products”). The aggregate potential clinical and regulatory benchmark payments are $8.1 million, of which $6.0 million is due only after marketing approval in the United States, Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the first company sponsored human clinical study of a Licensed Product in the United States. The Company was not required to make any benchmark payments during 2013 or in the six months ended June 30, 2014.

In addition, the Company must also pay the NIH royalties on net sales of Licensed Products at rates in the mid-single digits. The Company is also required to pay NIH benchmark payments based upon aggregate net sales of Licensed Products, which amount will equal up to $7.0 million following aggregate net sale of $1.0 billion. To the extent the Company enters into a sublicensing agreement relating to the Licensed Products, the Company is required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the Licensed Products at the time of the sublicense. Sublicense payments shall be in lieu of, and not in addition to, benchmark payments.

The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. None of the applications included in the NIH licensed patent rights have issued yet. Any patents issuing from these applications will have a base expiration date no earlier than 2031. The NIH may terminate or modify the NIH license in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to the NIH. In addition, the NIH has the right to require the Company to sublicense the rights to the product candidates covered by this license upon certain conditions, including if the Company is not reasonably satisfying required health and safety needs or if the Company is not satisfying requirements for public use as specified by federal regulations.

The expenses recognized under the NIH License were $0 and $191,237 for the three months ended June 30, 2014 and 2013, respectively and $0 and $191,237 for the six months ended June 30, 2014 and 2013, respectively, with approximately $0 and $29,000 recorded as accounts payable as of June 30, 2014 and December 31, 2013, respectively.

Cabaret License

On December 12, 2013, the Company entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with Cabaret Biotech Ltd. (“Cabaret”) and Dr. Zelig Eshhar relating to certain intellectual property and know-how (the “Licensed IP”) owned or controlled by Cabaret (the “Cabaret License”) for use in the treatment of oncology and such other fields as may be agreed to by the parties. Should Cabaret propose to enter into an agreement with a third party relating to the use of the Licensed IP outside of oncology (“Additional Indications”), then Cabaret shall notify the Company in writing and the Company shall have a 60-day right of first negotiation to acquire a license to the Licensed IP in such Additional Indications.

Pursuant to the Cabaret License, the Company made a one-time cash payment to Dr. Eshhar in the amount of $25,000 and reimbursed Dr. Eshhar for past patent expenses totaling $350,000. The Company shall be required to make cash milestone payments upon successful completion of clinical and regulatory milestones in the United States and certain major European countries relating to each product covered by the Cabaret License (each, a “Cabaret Licensed Product”). The aggregate potential milestone payments are $3.9 million for each of the first two Cabaret Licensed Products, of which $3.0 million is due only after marketing approval in the United States and at least one major European country. Thereafter, for each subsequent Cabaret Licensed Product such aggregate milestone payments shall be reduced to $2.7 million. The first milestone payment will be due upon the acceptance of an investigational new drug application by the FDA for the first Cabaret Licensed Product. The Company has also agreed to pay Cabaret royalties on net sales of Cabaret Licensed Products at rates in the mid-single digits. Prior to the first commercial sale of a Cabaret Licensed Product, the Company will pay Cabaret an annual license fee equal to $30,000. To the extent the Company enters into a sublicensing agreement relating to a Cabaret Licensed Product, the Company will be required to pay Dr. Eshhar a percentage of all non-royalty income received from such sublicensee, which percentage will decrease based upon the stage of development of the Cabaret Licensed Product at the time of sublicensing.

The Company has agreed to defend, indemnify and hold Dr. Eshhar, Cabaret, its affiliates, directors, officers, employees and agents, and if applicable certain other parties, harmless from all losses, liabilities, damages and expenses (including attorneys’ fees and costs) incurred as a result of any claim, demand, action or proceeding to the extent resulting from (a) any breach of the Cabaret License by the Company or its sublicensees, (b) the gross negligence or willful misconduct of the Company or its sublicensees in the performance of its obligations under this Cabaret License, or (c) the manufacture, development, use or sale of Cabaret Licensed Products by the Company or its sublicensees, except in each case to the extent arising from the gross negligence or willful misconduct of Cabaret or Dr. Eshhar or the breach of this Agreement by Dr. Eshhar or Cabaret.

The Cabaret License shall expire on a product-by-product and country-by-country basis on the date on which the Company, its affiliates and sublicensees permanently cease to research, develop, sell and commercialize the Cabaret Licensed Products in such country. Either party may terminate the Cabaret License in the event of a material breach of the agreement that remains uncured following the date that is 60 days from the date that the breaching party is provided with written notice by the non-breaching party. Additionally, the Company may terminate the Cabaret License at its sole discretion at any time upon 30 days written notice to Cabaret and Dr. Eshhar, provided, however, that if the Company elects to terminate the Cabaret License for convenience at any time prior to the third anniversary of the Cabaret License, then the Company shall pay Cabaret a termination fee equal to $500,000.

As part of the Cabaret License, during April 2014, the Company entered into a sponsored research agreement (the “Grant Agreement”) with The Medical Research, Infrastructure, and Health Services Fund of the Tel Aviv Medical Center (the “Fund”) pursuant to which Dr. Eshhar shall conduct research, according to a mutually agreed research work-plan, which shall be funded by the Company according to a mutually agreed upon budget of at least $60,000 per year and agreed upon funding schedule for a period of not less than three years on the terms and conditions thereof. Pursuant to the term of the Grant Agreement, the Fund owns the rights to all data and inventions arising out of the research. The Company shall have the right to use all unpatented data and shall have a 90 day right of first negotiation to acquire a license to any patentable inventions arising out of the research on commercially reasonable and customary terms.

The expenses recognized in connection with the Cabaret License were $0 and $0, for the three months ended June 30, 2014 and 2013, respectively, and were $0 and $0 for the six months ended June 30, 2014 and 2013, respectively.

Additionally, in June 2013 the Company entered into a four year Consulting and Scientific Advisory Agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, the Company pays a cash fee equal to $50,000 per annum payable in quarterly installments. On December 13, 2013, the Consulting Agreement was amended to provide that the Company shall also pay a cash payment equal to $135,000 upon the earlier to occur of (a) a change of control of the Company; and (b) the closing of the Company’s initial public offering of its securities. In June 2014 in connection with the close of the IPO, the Company recognized this $135,000 payment as an expense, which is anticipated to be paid in the third quarter of 2014. In addition, on December 12, 2013, the Company granted an option (the “Consulting Option”) to purchase 403,043 shares of the Company’s common stock at an exercise price equal to $0.70 per share for a total value of $193,714. During the second quarter of 2014, the Company’s Board of Directors approved the acceleration of vesting of these options, and the Company recorded approximately $3.8 million of expense related to the accelerated vesting. The expenses recognized in connection with the Consulting Agreement were $12,500 and $12,500 for the three months ended June 30, 2014 and 2013, respectively, and were $25,000 and $22,917 for the six months ended June 30, 2014 and 2013, respectively.

The Company shall own all intellectual property that the consultant develops during and within the course of performing the services for the Company under the Consulting Agreement, whether alone or with others within the Company. The consultant has also agreed not to provide any consulting activities to any third parties relating to the use of adoptive cell therapy in oncology.

2014 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated May 29, 2014, the Company holds an exclusive, worldwide license to certain intellectual property related to TCR-based product candidates that target the NY-ESO-1 antigen for the treatment of any NY-ESO-1 expressing cancers. As of the date of the license, NY-ESO-1 expressing tumors can be found in the following cancers: sarcoma, urothelial carcinoma, esophageal carcinoma, non-small cell lung cancer, breast carcinoma, ovarian carcinoma, prostate carcinoma, multiple myeloma, hepatocellular carcinoma, gastric cancer, head and neck cancer, pancreatic carcinoma, brain cancer, colorectal carcinoma and melanoma.

Pursuant to the terms of this license, the Company is required to pay the NIH a cash payment in the aggregate amount of $150,000, two-thirds of which is due within sixty days of the date of the agreement and one-third of which will be payable upon the earlier to occur of (1) 18 months from the date of execution of the license and (2) the termination of the license. The Company also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $30,000.

The terms of this license also requires the Company to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter shall be payable on each January 1. The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $4.0 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the Company’s first sponsored human clinical study.

In addition, the Company is required to pay the NIH one-time benchmark payments following aggregate net sales of licensed products at certain benchmarks up to $1.0 billion. The aggregate potential amount of these benchmark payments is $7.0 million. The Company must also pay the NIH royalties on net sales of products covered by the license at rates in the mid-single digits. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense. Any such sublicense payments shall be made in lieu of, and not in addition to, benchmark payments, and are subject to certain caps.

The license will expire upon expiration of the last patent contained in the licensed patent rights. None of the applications included in the NIH licensed patent rights have been issued yet. Any patents issuing from these applications will have a base expiration date no earlier than 2031. The NIH may terminate or modify the NIH license in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to the NIH. In addition, the NIH has the right to require the Company to sublicense the rights to the product candidates covered by this license upon certain conditions, including if the Company is not reasonably satisfying required health and safety needs or if the Company is not satisfying requirements for public use as specified by federal regulations. Also, if the NIH receives a license application with a complete commercial development plan from a third party for commercial development of a licensed product, as they pertain to licensed patent rights for which the proposed commercial development is not reasonably addressed in the Company’s commercial development plan, then the Company may have to amend its commercial development plan, enter into a joint research and development plan, sublicense the patent rights or otherwise may lose its license rights.

The expenses recognized in connection with the 2014 NIH License were $180,000 and $0 for the three months ended June 30, 2014 and 2013, respectively, and were $180,000 and $0 for the six months ended June 30, 2014 and 2013, respectively, with approximately $180,000 and $0 recorded as accounts payable as of June 30, 2014 and December 31, 2013, respectively.

NOTE 6—CONVERTIBLE NOTES PAYABLE

On November 30, 2012, the Company issued a 4% convertible promissory note (the “4% Note”) in the principal amount of $250,000 with an original maturity date of January 31, 2013, which was subsequently amended to May 15, 2013. The 4% Note was mandatorily convertible into shares of the Company’s equity securities upon the closing of a financing in which the Company receives cumulative gross proceeds of at least $3,000,000 (a “Qualified Financing”) through the issuance of shares of its equity securities or any securities convertible or exchangeable for equity securities, of one or more series ( “Equity Securities”). Contemporaneously with the closing of a Qualified Financing, the outstanding principal of the 4% Note and all accrued but unpaid interest shall automatically convert into the same kind of validly issued, fully paid and non-assessable Equity Securities as issued in the Qualified Financing at a conversion price equal to the per share or unit purchase price of the Qualified Financing.

In May 2013, the Company completed a Qualified Financing and the principal amount of the 4% Notes and $4,411 of accrued interest automatically converted into 137,289 shares of Series A Preferred Stock at a conversion price of $1.8531 (see Note 7).

In April 2014, the Company entered into a note purchase agreement with investors for the sale of an aggregate of $50.0 million of convertible promissory notes (the “2014 Notes”). The 2014 Notes accrued interest at a rate of 6.0% per annum.

Pursuant to the 2014 Notes agreement, in a qualified initial public offering the 2014 Notes, including interest thereon, automatically convert into a number of shares of common stock at a per share conversion price equal to (1) 90% of the initial public offering price, if the qualified initial public offering occurs prior to December 31, 2014. In June 2014, as a result of the IPO, the $50.0 million principal amount of the 2014 Notes plus accrued interest of approximately $0.5 million automatically converted into 3,300,735 shares of the Company’s common shares at a conversion price of $15.30 per share which was a discount of 10% to the initial offering price of $17.00. The Company recognized a charge to interest expense and additional paid-in capital of $5,611,725 related to this beneficial conversion feature at the time of conversion.

NOTE 7—STOCKHOLDERS’ EQUITY

Series A Preferred Stock Financing

On May 10, 2013, the Company completed a private placement (the “Series A Financing”) in which it issued an aggregate of 20,315,397 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Shares”). In connection with the Series A Financing, the Company issued 10,792,725 Series A Preferred Shares at a purchase price of $1.8531 per share for gross proceeds of $19,999,999 less issuance costs of $148,741. Included in the gross proceeds was the conversion of the 4% Notes and accrued interest totaling $254,411. In addition, pursuant to the terms of the Convertible Securities from the 2011 Financing (defined below), the aggregate principal amount of $14,995,525 converted into 9,522,672 Series A Preferred Shares at a conversion price equal to $1.5751, representing a 15% discount to the purchase price. Additionally, the Company issued warrants (the “Series A Warrants”) to purchase an aggregate of 159,049 Series A Preferred Shares, of which certain designees of Riverbank Capital Securities, Inc. (“Riverbank”) received 148,146 (see Note 9). As of May 10, 2013, the date of issue, the Series A Warrants were valued at $122,500.

The terms, conditions, privileges, rights and preferences of the Series A Preferred Shares are described in a Certificate of Designation filed with the Secretary of State of Delaware on May 10, 2013.

Along with the holders of common stock, the holders of Series A Preferred Shares were entitled to one vote on all matters submitted to the holders of common stock for each share of common stock into which the Series A Preferred Shares would be converted as of the record date for such vote based on the conversion ratio then in effect. In addition, the holders of the Series A Preferred Shares were entitled to vote as a separate class with respect to any change in the rights of the Series A Preferred Shares, any amendment to the Company’s certificate of incorporation, any increase in the number of shares of Series A Preferred Shares, or the authorization, creation or issuance of any class or series of capital stock ranking senior to or of equal seniority with the Series A Preferred Shares.

In connection with the Series A Financing, two new members were appointed to the Board of Directors. In addition, for so long as at least 2,000,000 Series A Preferred Shares remained outstanding, the holders of the Series A Preferred Shares voting as a separate class, were entitled to elect one (1) member of the Board. Moreover, for so long as at least 2,000,000 Series A Preferred Shares remained outstanding, the affirmative vote of at least two-thirds of the Series A Preferred Shares then outstanding were required for the Company to take certain corporate actions.

The holders of Series A Preferred Shares were entitled to an annual per share cumulative dividend equal to 6% of the Stated Value (as defined) of each share of Series A Preferred Shares, and which the Company could elect to pay in the form of additional shares of common stock in lieu of cash. The holders of Series A Preferred Shares were entitled to payment of all accrued dividends prior to the payment of any dividends to the holders of common stock. As of December 31, 2013, the amount for the Series A Preferred Shares dividend was $1,435,723.

Each Series A Preferred Share was convertible into shares of common stock, at any time at the option of the holder thereof and without payment of any additional consideration. Each Series A Preferred Share automatically converted into shares of common stock immediately prior to the closing of the IPO. As a result of the IPO completed in June 2014, 20,315,397 Series A Preferred Shares outstanding at that time converted into an equivalent number of shares of the Company’s common stock on a one-to-one basis.  In addition, the Company issued 78,509 shares of its common stock in satisfaction of the $2,524,894 in accrued dividends, which was based on the price of the Company’s stock on the date of the closing of the IPO.

Beginning six months after the IPO, certain holders of our common stock may request in writing that the Company effect the registration of such Registrable Securities (as defined) under the Securities Act. Upon receipt of such written notice, the Company shall promptly use its best efforts to effect the registration.

Convertible Securities

On February 25, 2011, the Company completed a private placement offering of convertible securities (the “Convertible Securities”) in which it received gross proceeds equal to $14,999,525 (the “2011 Financing”). The original maturity date of the Convertible Securities was two years from the date of issuance, which was subsequently amended to May 15, 2013.

The Company incurred issuance costs of $806,396 of which approximately $770,220 related to placement agent fees paid of $673,420 and warrants with a fair value of $96,800 to be issued to Riverbank, a FINRA member broker dealer and a related party controlled by certain officers and/or directors of the Company (see Note 9), which acted as placement agent for the Company in connection with the issuance of the Convertible Securities. These financing costs were netted against the Convertible Securities upon the closing of the financing.

The Convertible Securities were unsecured obligations that were mandatorily convertible into shares of the Company’s equity securities upon the closing of a subsequent financing (the “Subsequent Financing”) in which the Company raised at least $5,000,000 through the issuance of equity securities, at a conversion price equal to the lesser of (i) 85% of the per share price of the Subsequent Financing securities, and (ii) the Conversion Price, as defined below. The Convertible Securities would mandatorily convert on May 15, 2013 into shares of common stock of the Company at a conversion price of $1.31 in the event the Company has not completed a Subsequent Financing. The Convertible Securities were also convertible at the election of the holder into shares of the Company’s common stock at any time prior to a mandatory conversion event at a per share conversion price (the “Conversion Price”) of $2.61.

As a result of the Series A Financing, the Convertible Securities converted into 9,522,672 Series A Preferred Shares at a conversion price of $1.5751 per share which was a discount of 15% to the purchase price of $1.8531. The Company recognized a charge to additional paid-in capital and retained earnings of $2,646,970 related to this contingent beneficial conversion feature at the time of conversion.

Restricted Common Stock

Pursuant to the terms of an employment agreement (the “Employment Agreement”) entered into with the Company’s President and Chief Executive Officer from September 1, 2010 until her resignation in December 2013, on September 1, 2010, the Company issued to Dr. Jakobovits 480,000 shares of restricted common stock (the “Restricted Shares”). In February 2011, upon the completion of a private placement offering, 12.5% of the Restricted Shares vested. The remaining 87.5% of the Restricted Shares vest over four years with 25% of such remaining shares vesting upon the first anniversary of the Employment Agreement and 1/36th of such remaining Restricted Shares vesting on each subsequent one-month anniversary of the agreement. The Restricted Shares were determined to have a total fair value of $24,000 on grant date as estimated by the Company’s Board of Directors based on various factors, including the Company’s early development stage, net working capital position and lack of any licensed compounds at the time of the grant. The compensation expense recognized related to the vesting of the Restricted Shares was $0 and $1,313 for the three months ended June 30, 2014 and 2013, respectively and was $0 and $2,625 for the six months ended June 30, 2014 and 2013, respectively. In December 2013, Dr. Jakobovits resigned from the Company, and 78,750 Restricted Shares were forfeited.

Employee Stock Purchase Plan

During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was immaterial for the three month period ended June 30, 2014.

A maximum of 360,000 shares of our common stock may be sold pursuant to purchase rights under the ESPP, subject to adjustment for stock splits, stock dividends, and comparable restructuring activities.  The ESPP also includes an “evergreen” feature, which provides that an additional number of shares will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on the first January 1 immediately following the effective date of June 19, 2014 and ending on (and including) January 1, 2024. The number of shares added each calendar year will be the lesser of (a) 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on December 31st of the preceding calendar year, and (b) 720,000 shares.  However, the Board may decide to approve a lower number of shares (including no shares) before January 1 of any year.

The stock purchasable under the ESPP will be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. If a purchase right under the ESPP terminates without having been exercised in full, any shares not purchased under that purchase right will again become available for issuance under the ESPP.

NOTE 8—STOCK BASED COMPENSATION

In 2009, the Company established an equity incentive plan (the “Plan”) pursuant to which incentives may be granted to officers, employees, directors, consultants and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; and (e) performance shares.

The Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. As of December 31, 2013, the number of shares of common stock, which may be granted under the Plan, shall not exceed 4,625,000. In March 2014, the Board of Directors approved an amendment to increase the shares of common stock issuable under the Plan to 6,500,000 shares. In June 2014, the Board of Directors approved an amendment and restatement of the Plan, increasing the shares of common stock issuable under the Plan to 9,150,000 shares as well as allowing for an automatic annual increase to the shares issuable under the Plan to the lower of (i) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (ii) a lower number determined by the Board of Directors (which can also be zero). The term of any stock option granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of four years. If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a common share of stock on the date of grant.

A summary of the status of the options issued under the Plan as of June 30, 2014, and information with respect to the changes in options outstanding is as follows:

		OPTIONS OUTSTANDING
				WEIGHTED-
			WEIGHTED-	AVERAGE	AGGREGATE
	SHARES	OUTSTANDING	AVERAGE	REMAINING	INTRINSIC
	AVAILABLE	STOCK	EXERCISE	CONTRACTUAL	VALUE
	FOR GRANT	OPTIONS	PRICE	LIFE (YEARS)	(IN THOUSANDS)
Balance at January 1, 2014	1,758,612	2,767,222	0.63	9.2	$1,980
Authorized under the Plans	4,525,000	—	—
Granted under the Plans	(4,152,350)	4,152,350	3.88
Exercised	—	(2,662,395)	1.10
Surrendered/Cancelled	169,271	(169,271)	0.70
Balance at June 30, 2014	2,300,533	4,087,906	$3.63	9.4	$103,401
Exercisable at June 30, 2014		819,590	$0.86	8.8	$22,994

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted during the six months ended June 30, 2014 and 2013 included the following:

	SIX MONTHS ENDED JUNE 30,
	2014	2013
Risk-free interest rate	1.62 - 1.72%	0.83%
Expected volatility	74.5% - 76.4%	79.0%
Expected life	6 years	6 years
Expected dividend yield	0%	0%
Stock price	$1.35 - $17.00	$0.38

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Stock-based compensation for the three and six months ended June 30, 2014 and 2013 is as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2014	2013	2014	2013
General and administrative	$2,284	$1	$2,435	$3
Research and development	4,760	9	4,806	27
Total	$7,044	$10	$7,241	$30

The weighted-average grant date fair values per share of options granted under the Plan were $10.36 and $0 for the three months ended June 30, 2014 and 2013, respectively, and were $7.74, and $0.26 for the six months ended June 30, 2014 and 2013, respectively.

The fair value of options vested under the Plan were $5.1 million and $0.1 million for the three months ended June 30, 2014 and 2013, respectively and were $5.3 million and $0.1 million for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, total compensation expense not yet recognized related to stock option grants amounted to approximately $33.8 million which will be recognized over the next four years. Additionally, 2,195,754 options that were early exercised for a total proceeds of $2.6 million were unvested, and were recorded as a current and long term liability based on their vesting date on the condensed consolidated balance sheets.

The following table summarizes information about stock options outstanding as of June 30, 2014:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
EXERCISE PRICE	TOTAL SHARES	CONTRACTUAL LIFE	EXERCISE PRICE	TOTAL SHARES	EXERCISE PRICE
$0.05	2,500	5.9	$0.05	2,500	$0.05
0.38	497,708	7.7	0.38	258,495	0.38
0.70	1,088,043	9.3	0.70	477,210	0.70
1.35	1,242,894	9.7	1.35	51,385	1.35
6.89	907,250	7.3	6.89	30,000	6.89
17.00	349,511	2.8	17.00	—	17.00
Total	4,087,906	9.4	$3.63	819,590	$0.86

NOTE 9—RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, accounting and financial and administrative services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $110,000 and $55,850 for the three months ended June 30, 2014 and 2013, respectively and were $180,000 and $135,850 for the six months ended June 30, 2014 and 2013, respectively.

In addition from time-to-time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $6,208 and $8,407 for the three months ended June 30, 2014 and 2013, respectively and were $24,209 and $10,970 for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014 and December 31, 2013, the Company had a payable to TRC of $186,208 and $70,899, respectively. The amounts are recorded as other current liabilities on the balance sheet. All balances owed as of December 31, 2013 were paid in full during the first quarter of 2014 and all balances owed as of June 30, 2014 are expected to be paid in full during the third quarter of 2014.

In connection with the 2011 Financing, the Company entered into an engagement agreement between the Company and Riverbank (the “Engagement Agreement”). Pursuant to the terms of the Engagement Agreement, the Company paid Riverbank a cash fee equal to $673,420 in connection with the issuance of the Series A Preferred Shares (see Note 7). In addition, pursuant to the terms of the Engagement Agreement, in connection with the Subsequent Financing completed in May 2013, the Company issued to certain designees of Riverbank, Series A Warrants to purchase 148,146 Series A Preferred Shares, which represents five percent (5%) of the aggregate number of Series A Preferred Shares into which the Convertible Securities sold in the 2011 Financing converted. The Series A Warrants were exercisable for Series A Preferred Shares for five years at an exercise price equal to $1.73. The Engagement Agreement contained terms which required the Company to issue warrants to Riverbank based on a Subsequent Financing. This was considered a derivate liability and accounted for at fair value due to the fact that the terms of issuance could not be set until a Subsequent Financing had been completed. The fair value of this provision was $96,800 on the date of the 2011 Financing and was recorded as additional issuance costs.

As of May 10, 2013, the provision was valued at $122,500. Following the issuance of the Series A Warrants, the provisions of the Engagement Agreement were no longer considered a derivative liability and the balance of $122,500 was charged to additional paid-in capital.

Management used the following assumptions for the Black-Scholes valuation of the Series A Warrants:

MAY 10,
2013
Weighted-average term	5.0 years
Volatility	75%
Risk-free interest rate	0.82%
Dividend yield	6%

In connection with the IPO and the conversion of the Series A Preferred Shares into common stock, these warrants converted to warrants that are exercisable for shares of common stock at an exercise price equal to $2.04.

NOTE 10—COMMITMENTS

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2014 and December 31, 2013. The Company does not anticipate recognizing any significant losses relating to these arrangements.

From time-to-time, the Company may be subject to routine litigation and claims arising in the ordinary course of its business. Management does not believe that any such matters will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Lease

On May 9, 2013, the Company entered into a lease agreement for a 20,000 square foot facility to be used for administrative and research and development activities. The lease commenced on June 15, 2013 and has a 10-year initial term expiring on June 15, 2023. The lease also contains options for the Company to extend the lease upon its initial expiration. In connection with the lease, the Company made a one-time cash security deposit in the amount of $100,000.

The office lease also provides for rent abatements and scheduled increases in base rent. Rent expense charged to operations were $167,978 and $56,632 for the three months ended June 30, 2014 and 2013, respectively and were $335,955 and $88,263 for the six months ended June 30, 2014 and 2013, respectively.

Employment Agreements

On January 28, 2014 (the “Effective Date”), the Company entered into an employment agreement (the “CFO Employment Agreement”) with its Executive Vice President and Chief Financial Officer (the “CFO”). Pursuant to the terms of the CFO Employment Agreement, the CFO shall be paid a base salary equal to $325,000 and shall be eligible for an annual target bonus equal to 40% of base salary. In addition, the Company paid the CFO a cash bonus equal to $50,000 upon the successful completion of the IPO. The Company paid the CFO $100,000 in connection with their relocation to Los Angeles, which shall be repaid to the Company under certain circumstances. On March 25, 2014, the Company granted the CFO stock options to purchase 507,960 shares of common stock of the Company, par value $0.001 per share. The exercise price per share of the options is $1.35 with a 10-year term and shall vest and become exercisable in accordance with the CFO Employment Agreement.  In March 2014, the CFO was appointed as the Company’s Chief Operating Officer. In connection with the IPO, the CFO’s base salary was increased to $375,000 and the Company granted the CFO stock options to purchase an additional 149,511 shares of common stock, with an exercise price equal to $17.00.On March 25, 2014, the Company entered into an employment agreement (the “CEO Employment Agreement”) with Arie Belldegrun, M.D., the Company’s Executive Chairman, pursuant to which Dr. Belldegrun was appointed as the Company’s President and Chief Executive Officer. Pursuant to the terms of the CEO Employment Agreement, Dr. Belldegrun shall be paid a base salary equal to $400,000 and shall be eligible for an annual target bonus equal 50% of his base salary. The Company also granted Dr. Belldegrun a non-statutory option to purchase 1,580,129 shares of common stock of the Company, par value $0.001 per share pursuant to the Plan at a per share exercise price equal to $1.35, representing the fair market value per share of the Company’s common stock as of the grant date. The options have a 10-year term and shall vest and become exercisable in accordance with the CEO Employment Agreement.

On April 2, 2014, Dr. Belldegrun elected to early exercise all of his stock options for a total exercise price of approximately $2.7 million.

On May 22, 2014 (the “Effective Date”), the Company entered into an employment agreement (the “CMO Employment Agreement”) with David Chang, M.D., Ph.D. to serve as the Company’s Executive Vice President of Research and Development and Chief Medical Officer (the “EVP of R&D and CMO”). Pursuant to the terms of the CMO Employment Agreement, the EVP of R&D and CMO shall be paid a base salary equal to $375,000 and shall be eligible for an annual target bonus equal to 40% of his base salary. On June 6, 2014, the Company granted the EVP of R&D and CMO stock options to purchase 300,000 shares of common stock of the Company, par value $0.001 per share pursuant to the Plan. The options have a 10-year term, an exercise price equal to $6.89 and shall vest and become exercisable in accordance with the CMO Employment Agreement. On June 6, 2014, the Company granted the EVP of R&D and CMO additional options (the “Performance Options”) to purchase 50,000 shares, which have a 10-year term, an exercise price equal to $6.89 and shall vest and become exercisable upon the dosing of the first patient in the first company sponsored multi-center Phase 2 clinical trial of the Company’s anti-CD19 CAR product candidate.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2013 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 20, 2014 relating to our Registration Statement on Form S-1, as amended (File No. 333-196081) for our initial public offering, or IPO. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Kite Pharma, Inc.

Forward-Looking Statements

The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report on Form 10-Q and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. We do this using our engineered autologous cell therapy, or eACT, which we believe is a market-redefining approach to the treatment of cancer. eACT involves the genetic engineering of T cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs. These modified T cells are designed to recognize and destroy cancer cells. We have a Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or the NCI, through which we are funding the research and development of eACT-based product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies. We currently fund multiple early single phase (1-2a and 2) clinical trials of CAR- and TCR-based therapies that are each being conducted by our collaborator, the Surgery Branch of the NCI. We plan to conduct a company-sponsored multicenter Phase 1-2 clinical trial in 2015 for our lead product candidate KTE-C19, a CAR-based therapy, in patients with relapsed/refractory diffuse large B cell lymphoma, or DLBCL.

Recent Developments

—

On June 25, 2014, we completed our IPO, whereby we sold a total of 8,625,000 common shares at $17.00 per share for net proceeds of approximately $134.1 million after underwriting discounts, commissions and offering costs. This amount includes the full exercise of the option to purchase 1,125,000 additional shares of our common stock by our underwriters.

—

Upon completion of our IPO, (1) all outstanding shares of our Series A convertible preferred stock, plus accrued dividends, were converted into 20,393,906 shares of common stock, (2) all outstanding warrants to purchase Series A convertible preferred stock converted into warrants to purchase 159,049 shares of common stock and (3) we issued 3,300,735 shares of common stock as a result of the automatic conversion of the $50.0 million aggregate principal amount of convertible promissory notes issued in April 2014, or the 2014 Notes, plus accrued interest thereon.

OUR RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS

Pursuant to the CRADA, we have an option to negotiate commercialization licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plan.  We currently have two patent license agreements with the NIH for intellectual property relating to various TCR-based product candidates and a CAR-based product candidate.  We also have a license agreement with Cabaret Biotech Ltd., or Cabaret, and its founder relating to intellectual property and know-how owned or licensed by Cabaret and relating to CAR constructs that encompass KTE-C19. For additional information regarding the CRADA and our license agreements, see Note 5 to our financial statements appearing elsewhere in this Form 10-Q.

COMPONENTS OF OPERATING RESULTS

Revenues

To date, we have not generated any revenue. In the future, we may generate revenue from a combination of product sales, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, will be materially adversely affected.

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of eACT. Research and development expenses consist of expenses incurred in performing research and development activities, including compensation and benefits for research and development employees and consultants, facilities expenses, overhead expenses, cost of laboratory supplies, manufacturing expenses, fees paid to third parties, including the NCI and contract research organizations.

Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements and license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to conduct our planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 in subjects with DLBCL who have failed two or more lines of therapy and a randomized clinical trial to evaluate KTE-C19 as a second line treatment of DLBCL, and as we selectively identify and develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

—	per patient trial costs;
—	the number of patients that participate in the trials;
—	the number of sites included in the trials;
—	the countries in which the trials are conducted;
—	the length of time required to enroll eligible patients;
—	the number of doses that patients receive;
—	the drop-out or discontinuation rates of patients;
—	potential additional safety monitoring or other studies requested by regulatory agencies;
—	the duration of patient follow-up; and
—	the efficacy and safety profile of the product candidates.

In addition, the probability of success for each product candidate will depend on numerous factors, including competition, manufacturing capability and commercial viability. We will determine which programs to pursue and how much to fund each program in response to the scientific and clinical success of each product candidate, as well as an assessment of each product candidate’s commercial potential.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters and fees for accounting and consulting services.

We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization of our product candidates and the increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. The increased costs associated with being a public company include expenses related to services associated with maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 3 to our financial statements in our Registration Statement on Form S-1, as amended (File No. 333-196081). There have been no material changes to our critical accounting policies and estimates of those disclosed in our Registration Statement on Form S-1.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2014 and 2013

The following table sets forth our results of operations for the three months ended June 30, 2014 and 2013.

	THREE MONTHS
	ENDED JUNE 30,		CHANGE
	2014	2013	$
	(unaudited, in thousands)
Operating expenses:
Research and development	$7,424	$1,146	$6,278
General and administrative	3,716	287	3,429
Total operating expenses	11,140	1,433	9,707
Loss from operations	(11,140)	(1,433)	(9,707)
Other income (expense):
Interest income	47	4	43
Interest expense	(6,266)	(1)	(6,265)
Other (expense) income	1	(7)	8
Total other income (expense)	(6,218)	(4)	(6,214)
Net loss	$(17,358)	$(1,437)	$(15,921)

Research and Development Expenses

Research and development expenses were $7.4 million and $1.1 million for the three months ended June 30, 2014 and 2013, respectively. The increase in research and development expenses during this period of $6.3 million was primarily due to:

—	$4.7 million in stock based compensation expense related to our research and development staff;
—	$0.9 million in compensation expense related to increased research and development staff and consultant costs; and
—	$0.5 million in costs related to our eACT development program.

General and Administrative Expenses

General and administrative expenses were $3.7 million and $0.3 million for the three months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses during this period of $3.4 million was primarily due to:

—	$2.3 million of stock based compensation expenses related to our administrative personnel;
—	$0.7 million of expenses related to increased personnel costs, including employees and consultants;
—	$0.1 million related to increased occupancy costs; and
—	$0.1 million related to increased travel costs.

Interest Expense

Interest expense was $6.3 million and $1,096 for the three months ended June 30, 2014 and 2013, respectively. The increase in interest expense during this period of $6.3 million was primarily due to the beneficial conversion feature on the 2014 Notes, as further described under Note 6 to our financial statements appearing elsewhere in this Form 10-Q.

Comparison of the Six Months Ended June 30, 2014 and 2013

The following table sets forth our results of operations for the six months ended June 30, 2014 and 2013.

	SIX MONTHS
	ENDED JUNE 30,		CHANGE
	2014	2013	$
	(unaudited, in thousands)
Operating expenses:
Research and development	$9,516	$2,022	$7,494
General and administrative	4,786	500	4,286
Total operating expenses	14,302	2,522	11,780
Loss from operations	(14,302)	(2,522)	(11,780)
Other income (expense):
Interest income	68	9	59
Interest expense	(6,266)	(4)	(6,262)
Other (expense) income	1	19	(18)
Total other income (expense)	(6,197)	24	(6,221)
Net loss	$(20,499)	$(2,498)	$(18,001)

Research and Development Expenses

Research and development expenses were $9.5 million and $2.0 million for the six months ended June 30, 2014 and 2013, respectively. The increase in research and development expenses during this period of $7.5 million was primarily due to:

—	$4.8 million in stock based compensation expense related to our research and development staff;
—	$1.2 million in compensation expense related to increased research and development staff and consultant costs; and
—	$0.7 million in costs related to our eACT development program.

General and Administrative Expenses

General and administrative expenses were $4.8 million and $0.5 million for the six months ended June 30, 2014 and 2013, respectively. The increase in general and administrative expenses during this period of $4.3 million was primarily due to:

—	$2.4 million of stock based compensation expenses related to our administrative personnel;
—	$1.1 million of expenses related to increased personnel costs, including employees and consultants;
—	$0.4 million related to increased corporate expenses, primarily related to NASDAQ listing and investor relations.

Interest Expense

Interest expense was $6.3 million and $3,562 for the six months ended June 30, 2014 and 2013, respectively. The increase in interest expense during this period of $6.3 million was primarily due to the beneficial conversion feature on the 2014 Notes, as further described under Note 6 to our financial statements appearing elsewhere in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Prior to our IPO, we primarily funded our operations through private placements of convertible preferred stock and convertible notes. In February 2011, March 2011 and November 2012, we issued and sold convertible promissory notes in the aggregate principal amount of $15.3 million. In May 2013, the aggregate principal amount of approximately $15.0 million of convertible notes converted into 9,522,672 shares of Series A convertible preferred stock at a conversion price equal to $1.5751, representing a 15% discount to the purchase price, and the November 2012 note converted into 137,289 shares of Series A convertible preferred stock at a conversion price of $1.8531. We also issued an additional 10,655,436 shares of our Series A convertible preferred stock for $1.8531 per share and received $19.6 million in net proceeds. In April 2014, we issued and sold the 2014 Notes in the aggregate principal amount of $50.0 million. In addition, we received approximately $3.0 million in connection with the exercise of options by certain of our executive officers in April 2014, which includes the exercise by Dr. Belldegrun, our Founder and Chief Executive Officer, of all of his options for $2.7 million.

On June 25, 2014, we completed our IPO and sold 7,500,000 shares of our common stock at a price of $17.00 per share. Additionally, the underwriters exercised their option to purchase additional shares for an additional 1,125,000 shares at $17.00 per share. As a result of our IPO, we raised a total of approximately $134.1 million in net proceeds after deducting underwriting discounts and commissions of $10.3 million and offering expenses of $2.2 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the completion of our IPO. These costs have been recorded as a reduction of the proceeds received from the IPO. Upon completion of our IPO, (1) all outstanding shares of our Series A convertible preferred stock, plus accrued dividends, were converted into 20,393,906 shares of common stock, (2) all outstanding warrants to purchase Series A convertible preferred stock converted into warrants to purchase 159,049 shares of common stock and (3) we issued 3,300,735 shares of common stock as a result of the automatic conversion of the $50.0 million aggregate principal amount of the 2014 Notes, plus accrued interest thereon.

As of June 30, 2014, we had $203.4 million in cash and cash equivalents. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in 2009 and, as of June 30, 2014, we had an accumulated deficit of $35.9 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

Because eACT is still in the early stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	SIX MONTHS ENDED
	JUNE 30,
	2014	2013
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(6,558)	$(2,321)
Investing activities	(1,002)	(1)
Financing activities	188,600	19,597
Net change in cash and cash equivalents	$181,040	$17,275

Operating activities

Net cash used in operating activities was $6.6 million during the six months ended June 30, 2014 as compared to $2.3 million during the six months ended June 30, 2013. The increase in cash used in operating activities of $4.3 million between the six months ended June 30, 2014 and 2013 was primarily the result of increased operating expenses due to additional headcount, payment of annual bonuses, insurance premiums, facilities related costs, and payments made under the Cabaret license and other research and development and clinical activities.

Investing Activities

Net cash used in investing activities was $1.0 million during the six months ended June 30, 2014 as compared to $1,000  during the six months ended June 30, 2013. The increase in cash used in investing activities of $1.0 million between the six months ended June 30, 2014 and 2013 was primarily the result of the acquisition of laboratory equipment.

Financing Activities

Net cash provided by financing activities was $188.6 million during the six months ended June 30, 2014 as compared to $19.6 million during the six months ended June 30, 2013. The increase in cash provided by financing activities of $169.0 million between the six months ended June 30, 2014 and 2013 was primarily the result of proceeds from our IPO and the 2014 Notes.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

There have been no material changes to our contractual obligations and commitments outside the ordinary course of business from those disclosed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our final prospectus dated June 19, 2014 filed pursuant to Rule 424(b) of the Securities Act with the SEC on June 20, 2014.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2014, we had cash and cash equivalents of $203.4 million. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

Item 1A. RISK FACTORS.

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and/or growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. We have marked with an asterisk (*) those risk factors that reflect changes from the risk factors included in our final prospectus filed with the Securities and Exchange Commission, or SEC, on June 20, 2014 related to our Registration Statement on Form S-1, as amended (File No. 333-196081) for our initial public offering, or IPO.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2013 and 2012, we reported a net loss of $6.4 million and $2.6 million, respectively. For the six months ended June 30, 2014 and 2013, we reported a net loss of $20.5 million and $2.5 million, respectively. As of June 30, 2014, we had an accumulated deficit of $35.9 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT.

Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

eACT represents a novel approach to cancer treatment that creates significant challenges for us.

eACT involves (1) harvesting T cells from the patient’s blood, (2) genetically engineering T cells to express cancer-specific receptors, (3) increasing the number of engineered T cells and (4) infusing the functional cancer-specific T cells back into the patient. Advancing this novel and personalized therapy creates significant challenges for us, including:

—	Educating medical personnel regarding the potential side effect profile of eACT, such as the potential adverse side effects related to cytokine release;
—	Sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our eACT-based product candidates;
—	Developing a consistent and reliable process, while limiting contamination risks, for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
—	Conditioning patients with chemotherapy in conjunction with delivering eACT, which may increase the risk of adverse side effects;
—

Obtaining regulatory approval, as the U.S. Food and Drug Administration, or FDA, and other regulatory authorities have limited experience with commercial development of T cell therapies for cancer; and

—	Establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

In addition, we expect to use a new manufacturing and processing approach to the engineering of T cells that is based on the approach used by our collaborator, the National Cancer Institute, or NCI. While the NCI is using CAR- and TCR-based therapies in a Phase 2 clinical trial and in Phase 1-2a clinical trials that we are funding under a Cooperative Research and Development Agreement, or CRADA, we cannot be sure that our engineered T cell therapy will obtain the same results as those obtained by the NCI using its own production methods.

Our business is highly dependent on the success of KTE-C19, our lead product candidate. KTE-C19 and our other product candidates will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, KTE-C19. Like all of our product candidates, KTE-C19 is in the early stages of development. Even though the NCI is studying an anti-CD19 CAR T cell therapy that uses the identical construct and viral vector as KTE-C19, the differences in manufacture may render the product incomparable, particularly with respect to clinical results. All of our product candidates, including KTE-C19, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because KTE-C19 is our most advanced product candidate, and because our other product candidates are based on similar technology, if KTE-C19 or the NCI’s study of anti-CD19 CAR T cell therapy with the identical construct and viral vector encounters safety or efficacy problems, developmental delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

We are highly dependent on the National Cancer Institute for research and development and early clinical testing of our product candidates and on the National Institutes of Health for licensing intellectual property rights to future product candidates.

We currently have limited internal research and development capabilities and fund research and development under the CRADA. Pursuant to the CRADA, we provide $1.0 million annually to largely fund a Phase 2 and Phase 1-2a clinical trials of various eACT-based product candidates.

The NCI, with Dr. Steven A. Rosenberg as the principal investigator, is conducting a Phase 2 and multiple Phase 1-2a clinical trials of engineered T cell therapy targeting various antigens, including CD19, in small numbers of patients. We are currently conducting no independent clinical trials. We expect to use the results of the NCI’s clinical trials to support the filing with the FDA of investigational new drug applications, or INDs, to conduct more advanced clinical trials of KTE-C19 and additional product candidates. However, we have limited control over the nature or timing of the NCI’s clinical trials and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Other research being conducted by Dr. Rosenberg may at times receive higher priority than research on our programs. These factors could adversely affect the timing of our IND filings and our ability to conduct future planned clinical trials.

Under the CRADA, we have an option to negotiate commercialization licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plan. However, we would have to negotiate with the NIH for such a license. There can be no assurance that we would be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. Further, to the extent we would like to negotiate a license to a patent filed before the CRADA was entered into, another party may object to the NIH granting us a license during a 30-day public notification period, and the NIH may decide not to grant us the license.

Though the CRADA has a five-year term expiring on August 30, 2017, the NCI may unilaterally terminate the CRADA at any time for any reason or for no reason upon at least 60 days prior written notice. If the NCI unilaterally terminates the CRADA, the research and development of eACT would be suspended, and we may be unable to research, develop and license future product candidates.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We expect that the early clinical work performed by the NCI pursuant to the CRADA will support the filing with the FDA of at least one IND per year for the duration of the CRADA, including an initial IND filing relating to KTE-C19 in the fourth quarter of 2014. However, we cannot be sure that we will be able to submit one IND per year, and we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For instance, the FDA may not allow us to use the NCI clinical trial data to support our INDs if we cannot demonstrate the comparability of our eACT with the therapy used by the NCI in its clinical studies. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of our product candidates, including KTE-C19, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. We expect there may be greater variability in results for products processed and administered on a patient-by-patient basis, like eACT, than for “off-the-shelf” products, like many drugs. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products.

Data from the NCI preclinical studies and a Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy should not be relied upon as evidence that later or larger-scale clinical trials will succeed. We have designed our planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 primarily to assess safety and efficacy in a small number of patients with relapsed/refractory diffuse large B cell lymphoma, or DLBCL. The NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy involves a limited number of patients, and only a subset of these patients have been diagnosed with DLBCL. The results of the NCI trial to date may not predict results for our planned trial or any future studies. In addition, our proposed manufacturing process for KTE-C19 includes what we believe are process improvements that are not part of the anti-CD19 CAR T cell production process that the NCI is using in its Phase 1-2a clinical trial. Accordingly, our results with KTE-C19 may not be in line with the NCI’s results.

In addition, even if the trials are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. To the extent that the results of the trials are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, approval of our product candidates may be significantly delayed, or we may be required to expend significant additional resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates.

We have no experience as a company conducting clinical trials.

All of the preclinical and clinical trials relating to our product candidates have to date been conducted by the NCI. Although we have recruited a team that has significant experience with clinical trials, we have no experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

Monitoring of patient safety in our planned sponsored multicenter clinical trials will be more challenging than the monitoring currently being done by the NCI, which could adversely affect our ability to obtain regulatory approval.

The NCI is a center of excellence for clinical trials in cancer patients, with a large group of experienced staff and a clinical trial support system. Patients enrolled in the NCI clinical trials are generally hospitalized for extended periods of time for dedicated observation, and there is a ready availability of specialized health care professionals and intensive care unit beds if necessary. In our planned sponsored multicenter clinical trials, we expect to contract with universities and academic centers experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, the extent of patient observation and the appropriate treatment of toxicities may not be as optimal as is currently being done at the NCI, whether due to personnel changes, inexperience, changes of shift, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could jeopardize regulatory approval.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

In the NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy, when the patients received the CAR T cells, all of them had low blood counts due to the chemotherapy conditioning regimen. While the trial is ongoing, most prominent acute toxicities have included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients have experienced toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. There have been life threatening events related to kidney dysfunction and toxicities of the central nervous system. Two patients have also died in this trial, though the deaths were not attributed to the CAR T cells.

As an anti-CD19 CAR T cell therapy, we expect KTE-C19 to cause similar toxicities as the therapy in the NCI clinical trial. Since all patients in the other NCI clinical trials will receive a short course of chemotherapy conditioning regimen prior to receiving engineered T cells, patients are expected to experience transient low blood counts due to this chemotherapy component. Patients in the NCI clinical trials of the CAR-based product candidate targeting the EGFRvIII antigen and the TCR-based product candidates are also expected to receive high dose Interleukin-2, which is associated with toxicities such as capillary leak syndrome, impaired kidney and liver function, and mental status changes.

If unacceptable toxicities arise in the development of our product candidates, we or the NCI could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, particularly outside of the NCI as toxicities resulting from personalized T cell therapy are not normally encountered in the general patient population and by medical personnel. We expect to have to train medical personnel using eACT to understand the side effect profile of eACT for both our planned clinical trials and upon any commercialization of any eACT-based product candidates. Inadequate training in recognizing or managing the potential side effects of eACT could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

—	the patient eligibility criteria defined in the protocol;
—	the size of the patient population required for analysis of the trial’s primary endpoints;
—	the proximity of patients to study sites;
—	the design of the trial;
—	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
—	our ability to obtain and maintain patient consents; and
—	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, we expect to conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enroll patients in any future clinical trial.

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of the planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

Clinical trials are expensive, time-consuming and difficult to design and implement.

Human clinical trials are expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. Because our product candidates are based on new technology and engineered on a patient-by-patient basis, we expect that they will require extensive research and development and have substantial manufacturing and processing costs. In addition, costs to treat patients with relapsed/refractory cancer and to treat potential side effects that may result from eACT can be significant. Accordingly, our clinical trial costs are likely to be significantly higher than for more conventional therapeutic technologies or drug products. In addition, our proposed personalized product candidates involve several complex and costly manufacturing and processing steps, the costs of which will be borne by us.

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.*

The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we may have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive third line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, KTE-C19, to initially target a small patient population that suffers from aggressive non-Hodgkin lymphomas and certain leukemias. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including to be used as first or second line therapy.

KTE-C19 has received orphan drug status, and we plan to seek breakthrough therapy designation for KTE-C19, but we may be unable to obtain breakthrough therapy designation or maintain the benefits associated with orphan drug status, including market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full Biologics License Application, or BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. In 2012, the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening conditions.

We have received orphan drug status for KTE-C19 for the treatment of DLBCL, but exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. In addition, we intend to seek breakthrough therapy designation for KTE-C19 for the treatment of aggressive non-Hodgkin lymphomas and certain leukemias, but there can be no assurance that we will receive breakthrough therapy designation. In addition, while we intend to seek orphan drug designation and breakthrough therapy designation for other product candidates, we may never receive such designations.

If we fail to develop additional product candidates, our commercial opportunity will be limited.*

We expect to initially develop our lead product candidate, KTE-C19. However, one of our strategies is to pursue clinical development of additional product candidates. Developing, obtaining regulatory approval and commercializing additional product candidates, including additional TCR- or CAR-based product candidates, will require substantial additional funding beyond the net proceeds of our IPO and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

Even if we receive FDA approval to market additional product candidates for the treatment of cancer, we cannot assure you that any such product candidates will be successfully commercialized, widely accepted in the marketplace or more effective than other commercially available alternatives. If we are unable to successfully develop and commercialize additional product candidates, our commercial opportunity will be limited. Moreover, a failure in obtaining regulatory approval of additional product candidates may have a negative effect on the approval process of any other, or result in losing approval of any approved, product candidate.

We currently have no marketing and sales organization and have no experience in marketing products. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales, marketing or distribution capabilities and have no experience in marketing products. We intend to develop an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel.

If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

—	differing regulatory requirements in foreign countries;
—	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
—	economic weakness, including inflation, or political instability in particular foreign economies and markets;
—	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
—	foreign taxes, including withholding of payroll taxes;
—	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
—	difficulties staffing and managing foreign operations;
—	workforce uncertainty in countries where labor unrest is more common than in the United States;

—	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
—

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

—	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
—	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may materially adversely affect our ability to attain or maintain profitable operations.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.*

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our competitors may be able to develop other compounds or drugs that are able to achieve similar or better results. Our potential competitors include major multinational pharmaceutical companies, established biotechnology companies, specialty pharmaceutical companies and universities and other research institutions. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations and well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety, tolerability, reliability, convenience of use, price and reimbursement.

Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances.

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Executive Vice President of Research & Development and Chief Medical Officer, our Chief Scientific Officer and our Chief Financial Officer & Chief Operating Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Our strong relationship with the NCI is bolstered by our President and Chief Executive Officer’s relationship with Dr. Rosenberg of the NCI. If we lose our President and Chief Executive Officer or if Dr. Rosenberg leaves the NCI, our relationship with the NCI may deteriorate and our business could be harmed.

We conduct our operations at our facility in Southern California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options that vest over time. The value to employees of stock options that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of June 30, 2014, we had 27 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

—	identifying, recruiting, integrating, maintaining and motivating additional employees;
—

managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

—	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management, and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our planned clinical trials for KTE-C19. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

We received net proceeds of approximately $134.1 million after underwriting discounts, commissions and offering costs. This amount includes the full exercise of the option to purchase 1,125,000 additional shares of our common stock by our underwriters. We believe that such proceeds together with our existing cash and cash equivalents will be sufficient to fund our operations for at least the next 36 months. However, changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements and CRADA may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

We may seek additional capital through a combination of public and private equity offerings, debt financings, strategic partnerships and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us.

Our internal computer systems, or those used by our CROs or other contractors or consultants, may fail or suffer security breaches.

Despite the implementation of security measures, our internal computer systems and those of our future CROs and other contractors and consultants are vulnerable to damage from computer viruses and unauthorized access. While we have not experienced any such material system failure or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on NCI for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development and commercialization of our product candidates could be delayed.

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. In addition, we are reliant on the NCI for conducting research and development of our product candidates, and the NCI may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We rely on third-party manufacturers to produce and process our product candidates on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters, the location of our manufacturer of the CAR gene, and processing location are in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.*

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The laws that may affect our ability to operate include, but are not limited to:

—

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

—

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

—

the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

—

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization;

—

the federal Physician Payment Sunshine Act, created under the Health Reform Law, and its implementing regulations, which require manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

—	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor.

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

—	decreased demand for our product candidates;
—	injury to our reputation;
—	withdrawal of clinical trial participants;
—	initiation of investigations by regulators;
—	costs to defend the related litigation;
—	a diversion of management’s time and our resources;
—	substantial monetary awards to trial participants or patients;
—	product recalls, withdrawals or labeling, marketing or promotional restrictions;
—	loss of revenue;
—	exhaustion of any available insurance and our capital resources;
—	the inability to commercialize any product candidate; and
—	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. We currently do not carry clinical trial insurance or product liability insurance for eACT-based product candidates. Although we intend to obtain clinical trial insurance prior to the commencement of any clinical trials, we may not be able to obtain insurance at a reasonable cost, if at all. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.*

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2013, we had U.S. net operating loss carryforwards of approximately $11.7 million and U.S. research and development credits of $0.6 million. As a result of our most recent private placements and other transactions that have occurred over the past three years and our IPO, we believe we may have triggered an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.*

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon clinical development plans. In addition, there is a risk that one or more of our current service providers, manufacturers and other partners may not survive these difficult economic times, which could directly affect our ability to attain our operating goals on schedule and on budget.

At June 30, 2014, we had approximately $203.4 million of cash and cash equivalents. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents since June 30, 2014, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We rely and will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials under agreements with us, including without limitation the NCI. We expect to have to negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under current good manufacturing practices, or cGMPs, regulations and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Any third parties conducting our clinical trials are and will not be our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our ongoing preclinical, clinical and nonclinical programs. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical studies or other drug development activities, which could affect their performance on our behalf. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain regulatory approval of or successfully commercialize our product candidates. As a result, our financial results and the commercial prospects for our product candidates would be harmed, our costs could increase and our ability to generate revenue could be delayed.

Switching or adding third parties to conduct our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays occur, which can materially impact our ability to meet our desired clinical development timelines.

We expect to rely on third parties to manufacture our clinical product supplies, and we intend to rely on third parties to produce and process our product candidates, if approved.

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture supplies and process our product candidates, which is and will need to be done on a patient-by-patient basis. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing and may be unable to scale patient-by-patient manufacturing and processing to satisfy demands for any of our product candidates. While our manufacturing and processing approach is based upon the current approach undertaken by the NCI, we have limited experience in managing the T cell engineering process, and our process may be more difficult or expensive than the NCI’s current approach. Unlike the NCI, we expect to freeze engineered T cells to facilitate shipping and make certain other changes and we cannot be sure that even minor changes in the production process will not result in significantly different T cells that may not be as safe and effective as any NCI based T cell therapy.

We do not yet have sufficient information to reliably estimate the cost of the commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

In addition, our anticipated reliance on a limited number of third-party manufacturers exposes us to the following risks:

—

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

—	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
—	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.
—

Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

—

Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

—	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.
—	Our third-party manufacturers could breach or terminate their agreement with us.

Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production and absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of our product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future. Additionally, our manufacturers may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If our manufacturers were to encounter any of these difficulties, or otherwise fail to comply with their contractual obligations, our ability to provide our product candidate to patients in clinical trials would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of clinical trials, increase the costs associated with maintaining clinical trial programs and, depending upon the period of delay, require us to commence new clinical trials at additional expense or terminate clinical trials completely.

Cell-based therapies rely on the availability of specialty raw materials, which may not be available to us on acceptable terms or at all.

eACT requires many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product. In addition, those suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also do not have contracts with many of these suppliers, and may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing.

In addition, some raw materials are currently available from a single supplier, or a small number of suppliers. We cannot be sure that these suppliers will remain in business, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to produce these materials for our intended purpose.

If our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

RISKS RELATED TO GOVERNMENT REGULATION

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies for cancer. We also intend to obtain regulatory approval of future TCR-based product candidates regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials only involved cancers of certain origins. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

—	the availability of financial resources to commence and complete the planned trials;
—

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

—	obtaining approval at each clinical trial site by an independent institutional review board, or IRB;
—	recruiting suitable patients to participate in a trial;
—	having patients complete a trial or return for post-treatment follow-up;
—	clinical trial sites deviating from trial protocol or dropping out of a trial;
—	adding new clinical trial sites; or
—	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

The NCI may also experience similar difficulties in completing ongoing clinical trials and conducting future clinical trials of product candidates. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.

We plan to conduct a Phase 1-2 clinical trial of KTE-C19 in patients with relapsed/refractory DLBCL. If the results are sufficiently compelling, we intend to discuss with the FDA filing a BLA for approval of KTE-C19 as a third line treatment for DLBCL. However, the general approach for FDA approval of a new biologic or drug is dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We believe our accelerated approval strategy is warranted given the limited alternatives for patients with relapsed/refractory DLBCL, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since eACT represents a novel and personalized treatment.

Our Phase 1-2 clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

—	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
—	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
—	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
—	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
—	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
—

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

—

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

—	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not mean that we will be successful in obtaining regulatory approval of our product candidates in other jurisdictions.

Obtaining and maintaining regulatory approval of our product candidates in one jurisdiction does not guarantee that we will be able to obtain or maintain regulatory approval in any other jurisdiction, while a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing approval of a product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing and promotion of the product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials as clinical studies conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

We may also submit marketing applications in other countries. Regulatory authorities in jurisdictions outside of the United States have requirements for approval of product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail to comply with the regulatory requirements in international markets and/or receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

—	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
—	fines, warning letters or holds on clinical trials;
—	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
—	product seizure or detention, or refusal to permit the import or export of our product candidates; and
—	injunctions or the imposition of civil or criminal penalties.

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

In addition, if we were able to obtain accelerated approval of KTE-C19, the FDA would require us to conduct a confirmatory study to verify the predicted clinical benefit and additional safety studies. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn.

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly influential and we may not be able to convince them to use eACT for many reasons. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

—	the clinical indications for which our product candidates are approved;
—	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
—	the potential and perceived advantages of our product candidates over alternative treatments;
—	the prevalence and severity of any side effects;
—	product labeling or product insert requirements of the FDA or other regulatory authorities;
—	limitations or warnings contained in the labeling approved by the FDA;
—	the timing of market introduction of our product candidates as well as competitive products;
—	the cost of treatment in relation to alternative treatments;

—	the availability of adequate coverage, reimbursement and pricing by third-party payors and government authorities;
—	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
—	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
—	the effectiveness of our sales and marketing efforts.

In addition, although we are not utilizing embryonic stem cells or replication competent vectors, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

Even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time if new products or technologies are introduced that are more favorably received than our products, are more cost effective or render our products obsolete.

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.

Successful sales of our product candidates, if approved, depend on the availability of adequate coverage and reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

—	a covered benefit under its health plan;
—	safe, effective and medically necessary;
—	appropriate for the specific patient;
—	cost-effective; and
—	neither experimental nor investigational.

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, collectively, the Healthcare Reform Act, was enacted. The Healthcare Reform Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted in the United States since the Healthcare Reform Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which delayed for another two months the budget cuts mandated by these sequestration provisions of the Budget Control Act of 2011. In March 2013, the President signed an executive order implementing sequestration, and in April 2013, the 2% Medicare payment reductions went into effect. The ATRA also, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

—	the demand for our product candidates, if we obtain regulatory approval;
—	our ability to set a price that we believe is fair for our products;
—	our ability to generate revenue and achieve or maintain profitability;
—	the level of taxes that we are required to pay; and
—	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.*

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others.

On December 12, 2013, we entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with Cabaret Biotech Ltd., or Cabaret, and Dr. Zelig Eshhar relating to certain intellectual property and know-how owned or licensed by Cabaret, which includes rights associated with KTE-C19, for use in the treatment of oncology and such other fields as may be agreed to by the parties. Cabaret may terminate the license in the event of a material breach of the agreement, including if we fail to make certain payments under the agreement, that remains uncured following the date that is 60 days from the date that we are provided with written notice by Cabaret. Additionally, Cabaret may terminate the license upon certain insolvency events. In addition, Cabaret in-licenses some of the intellectual property rights it is licensing to us. To the extent Cabaret fails to meet its obligations under its license agreements, which we are not in control of, we may lose the benefits of our license agreement with Cabaret.

Pursuant to a patent license agreement with the NIH, dated April 11, 2013, we hold an exclusive, worldwide license to certain intellectual property, including to intellectual property related to a CAR-based product candidate that targets the EGFRvIII antigen for the treatment of brain cancer, head and neck cancer and melanoma and a TCR-based product candidate that targets the CTA SSX2 for the treatment of head and neck cancer, hepatocellular carcinoma, melanoma, prostate cancer and sarcoma. We have a co-exclusive license to intellectual property related to these product candidates for the treatment of certain other cancers. The NIH may terminate or modify the NIH license in the event of a material breach or upon certain insolvency events that remains uncured following the date that is 90 days following written notice of such breach or insolvency event. Under the license, we are obligated to make certain payments as well as to meet certain development benchmarks within certain time periods, including initiating a Phase 2 clinical trial for the first licensed product within 20 months after the demonstration by the NCI of proof-of-concept. We may be unable to make these payments or meet these benchmarks or may breach our other obligations under this license, which could lead to the termination of this license.

Pursuant to an additional patent license agreement with the NIH, dated May 29, 2014, we hold an exclusive, worldwide license to certain intellectual property related to TCR-based product candidates that target the NY-ESO-1 antigen for the treatment of any NY-ESO-1 expressing cancers. The NIH may terminate or modify the NIH license in the event of a material breach or upon certain insolvency events that remains uncured following the date that is 90 days following written notice of such breach or insolvency event. Under the license, we are obligated to make certain payments as well as to meet certain development benchmarks within certain time periods, including initiating a Phase 2 clinical trial for the first licensed product within 20 months after the demonstration by the NCI of proof-of-concept. We may be unable to make these payments or meet these benchmarks or may breach our other obligations under this license, which could lead to the termination of this license. Also, if the NIH receives a license application with a complete commercial development plan from a third party for commercial development of a licensed product, as they pertain to licensed patent rights for which the proposed commercial development is not reasonably addressed in our commercial development plan, then we may have to amend our commercial development plan, enter into a joint research and development plan, sublicense the patent rights or otherwise may lose our license rights.

In addition, the NIH has the right to require us to sublicense the rights to the product candidates covered by the NIH licenses upon certain conditions, including if it is necessary to meet health and safety needs that we are not reasonably satisfying or if it is necessary to meet requirements for public use specified by federal regulations, which we are not satisfying. To the extent we exercise the option to negotiate licenses to intellectual property relating to additional product candidates pursuant to the CRADA, we expect such licenses to have similar terms as the licenses with the NIH, including similar termination provisions.

Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

—	the scope of rights granted under the license agreement and other interpretation-related issues;
—	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
—	our right to sublicense patent and other rights to third parties under collaborative development relationships;
—

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

—	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license, as we are for intellectual property that we own, which are described below. If we or our licensors fail to adequately protect this intellectual property, our ability to commercialize products could suffer.

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

We primarily rely on our license agreement with Cabaret with respect to CAR-based product candidates generally and KTE-C19 specifically, and rely and expect to rely on license agreements with the NIH for other product candidates. Certain intellectual property which is covered by these agreements has been developed with funding from the U.S. government. As such, our rights in this intellectual property are subject to certain research and other rights of the government.

We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

—	if and when patents will issue;
—	the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
—	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
—	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

Composition of matter patents for biological and pharmaceutical products such as CAR-or TCR-based product candidates are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered patentable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For United States applications containing a claim not entitled to priority before March 16, 2013, there is a greater level of uncertainty in the patent law with the passage of the America Invents Act (2012) which brings into effect significant changes to the U.S. patent laws that are yet untried and untested, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a “first to file” system in the U.S. This will require us to be cognizant going forward of the time from invention to filing of a patent application.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our product discovery and development processes that involve proprietary know-how, information, or technology that is not covered by patents. Although we require all of our employees to assign their inventions to us, and require all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot be certain that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Furthermore, the laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we will not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, operating results and financial condition.

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform, new procedures including inter partes review and post grant review have been implemented. As stated above, this reform is untried and untested and will bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others.

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of a U.S. patent held by a third party relating to certain CAR compositions of matter. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when KTE-C19 or another CAR-based product candidate is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our CAR-based product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.

Presently we have rights to the intellectual property, through licenses from third parties and under patent applications that we own or will own, to develop KTE-C19 and certain other product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. For instance, while we have certain intellectual property directed to a CAR-based product candidate that targets the EGFRvIII antigen, we may require an additional license relating to the EGFRvIII scFv target binding site in order to commercialize a CAR-based product candidate that targets the EGFRvIII antigen. In addition, while we have patent rights directed to certain CAR constructs we do not have, and do not expect to obtain, any intellectual property to broad TCR constructs. Rather, any intellectual property directed to TCR-based product candidates that we may obtain would be product specific.

Our product candidates may also require specific formulations to work effectively and efficiently and these rights may be held by others. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In that event, we may be required to expend significant time and resources to develop or license replacement technology.

The licensing and acquisition of third-party intellectual property rights is a competitive area, and companies, which may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to commercialize our product candidates. More established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

For example, for licenses to additional product candidates, we would have to negotiate a license with the NIH or other third parties for the rights to certain patents and patent applications relating to such product candidates. There can be no assurance that we will be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional eACT product candidates that we may seek to acquire.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one or more of our patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable, or interpreted narrowly and could put our patent applications at risk of not issuing. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Interference proceedings provoked by third parties or brought by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or interference proceedings may result in a decision adverse to our interests and, even if we are successful, may result in substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as in the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. In such an event, our competitors might be able to enter the market, which would have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involve both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future. For example, in the recent case, Assoc. for Molecular Pathology v. Myriad Genetics, Inc., the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned or licensed by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents.

We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.

We have limited intellectual property rights outside the United States, and, in particular, our patents directed to CAR constructs do not extend outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biopharmaceutical products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We have received confidential and proprietary information from third parties. In addition, we employ individuals who were previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of these third parties or our employees’ former employers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial cost and be a distraction to our management and employees.

RISKS RELATED TO OUR COMMON STOCK

The price of our stock has been and may continue to be highly volatile, and you could lose all or part of your investment.*

Prior to our recently completed IPO, there was no public market for our common stock. We cannot assure you that an active, liquid trading market for our shares will develop or persist. You may not be able to sell your shares quickly or at a recently reported market price if trading in our common stock is not active. The trading price of our common stock following our IPO has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

—

the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

—

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

—	adverse results or delays in clinical trials;
—	our or NCI’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
—	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
—	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
—	adverse developments concerning our manufacturers;
—	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
—	our inability to establish collaborations if needed;
—	our failure to commercialize our product candidates;
—	additions or departures of key scientific or management personnel;
—	unanticipated serious safety concerns related to the use of our product candidates;
—	introduction of new products or services offered by us or our competitors;
—	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
—	our ability to effectively manage our growth;
—	the size and growth of our initial cancer target markets;
—	our ability to successfully treat additional types of cancers or at different stages;

—	actual or anticipated variations in quarterly operating results;
—	our cash position;
—	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
—	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
—	changes in the market valuations of similar companies;
—	overall performance of the equity markets;
—	sales of our common stock by us or our stockholders in the future;
—	trading volume of our common stock;
—	changes in accounting practices;
—	ineffectiveness of our internal controls;
—	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
—	significant lawsuits, including patent or stockholder litigation;
—	general political and economic conditions; and
—	other events or factors, many of which are beyond our control.

In addition, the stock market in general, and The NASDAQ Global Select Market and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. In the past, securities class action litigation has often been instituted against companies following periods of volatility in the market price of a company’s securities. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business, operating results or financial condition.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of June 30, 2014, our executive officers, directors, and 5% stockholders beneficially owned approximately 40.4% of our voting stock. In addition, our principal stockholder, Arie Belldegrun, our President, Chief Executive Officer and Chairman beneficially owns approximately 12.5% of our outstanding voting stock as of June 30, 2014. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.*

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our final prospectus filed with the SEC on June 20, 2014 and our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which requires the market value of our common stock that is held by non-affiliates to exceed $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. As a result, changes in rules of U.S. generally accepted accounting principles or their interpretation, the adoption of new guidance or the application of existing guidance to changes in our business could significantly affect our financial position and results of operations.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.*

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The NASDAQ Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.*

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Substantially all of our existing stockholders, optionholders and warrantholders are subject to lock-up agreements with the underwriters of our IPO that restrict their ability to transfer shares of our common stock or securities convertible into or exercisable or exchangeable for shares of our common stock for at least 180 days from the date of our final prospectus filed with the SEC on June 20, 2014. The lock-up agreements limit the number of shares of common stock that may be sold immediately following our IPO. As of August 11, 2014, there are 38,314,098 shares of stock outstanding, excluding 2,195,754 shares issued but subject to repurchase, as described under Note 3 to our financial statements appearing elsewhere in this Form 10-Q. Subject to certain limitations, approximately 36,866,629 shares will become eligible for sale upon expiration of the lock-up period, as calculated and described in more detail in the “Shares Eligible for Future Sale” section of our final prospectus. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act, subject to the 180-day lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates, as defined in Rule 144 under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have registered on Form S-8 all shares of common stock that are issuable under our 2014 Equity Incentive Plan, as amended, or the EIP. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates and the lock-up agreements described above.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the EIP, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.*

We expect that significant additional capital may be needed in the future to continue our planned operations, including conducting clinical trials, commercialization efforts, expanded research and development activities and costs associated with operating a public company. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our common stock.

Pursuant to the EIP, our management is authorized to grant stock options to our employees, directors and consultants.

Initially, the aggregate number of shares of our common stock that may be issued pursuant to stock awards under the EIP is 9,150,000 shares. Additionally, the number of shares of our common stock reserved for issuance under the EIP will automatically increase on January 1 of each year, beginning on January 1, 2015 and continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by our board of directors. Unless our board of directors elects not to increase the number of shares available for future grant each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.*

Our management will have broad discretion in the application of the net proceeds from our IPO. Because of the number and variability of factors that will determine our use of the net proceeds, their ultimate use may vary substantially from their currently intended use. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. We expect to use the net proceeds from our IPO to fund the planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 in patients with DLBCL who have failed two or more lines of therapy and additional trials for other indications for KTE-C19, advancement of any additional product candidates that we select, to expand our internal research and development capabilities to explore the next generation of eACT technology and new product candidates and to fund working capital, including general operating expenses. The failure by our management to apply these funds effectively could harm our business. Pending their use, we have invested the net proceeds in short-term, investment-grade, interest-bearing securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from our IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.*

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

—	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
—	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
—	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
—	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
—

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

—

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

—

the authority of the board of directors to issue preferred stock on terms determined by the board of directors without stockholder approval and which preferred stock may include rights superior to the rights of the holders of common stock.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporate Law, which may prohibit certain business combinations with stockholders owning 15% or more of our outstanding voting stock. These anti-takeover provisions and other provisions in our amended and restated certificate of incorporation and amended and restated bylaws could make it more difficult for stockholders or potential acquirors to obtain control of our board of directors or initiate actions that are opposed by the then-current board of directors and could also delay or impede a merger, tender offer or proxy contest involving our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing or cause us to take other corporate actions you desire. Any delay or prevention of a change of control transaction or changes in our board of directors could cause the market price of our common stock to decline.

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.*

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if the clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more analysts do not initiate coverage of us, cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From January 1, 2014 to June 30, 2014, we granted stock options under our 2014 Equity Incentive Plan, as amended, or the EIP, to purchase up to an aggregate of 4,152,350 shares of our common stock to our employees, directors and consultants, at a weighted-average exercise price of $3.88 per share. 2,702,695 shares of common stock were issued in April 2014 upon the exercise of options granted to certain officers and the payment of approximately $3.0 million was made to us, of which 169,271 were repurchased in accordance with the Company’s right to repurchase shares which are early exercised and did not vest prior to the departure of the respective employee. 49,792 shares of common stock were issued in May 2014 upon the exercise of options and the payment of $16,446 was made to us. 5,000 shares of common stock were issued on June 6, 2014 upon the exercise of options and the payment of $1,900 was made to us.

The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, or the Securities Act, in reliance upon Rule 701 promulgated under Section 3(b) of the Securities Act as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of such securities were employees, directors or bona fide consultants of ours and received the securities under our EIP. Appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

In April 2014, we issued and sold to investors convertible promissory notes, or the 2014 Notes, in the aggregate principal amount of $50.0 million. The 2014 Notes accrued interest at a rate of 6.0% per annum. Upon the closing of our initial public offering, or IPO, the 2014 Notes, including accrued interest thereon, automatically converted into a number of shares of common stock at a per share conversion price equal to 90% of the IPO price as described below.

The offers, sales and issuance of the 2014 Notes were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 promulgated under Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions acquired the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in these transactions. Each of the recipients of securities in these transactions was an accredited investor within the meaning of Rule 501 of Regulation D under the Securities Act and had adequate access, through employment, business or other relationships, to information about us. No underwriters were involved in these transactions.

Purchase of Equity Securities

We did not purchase any of our registered securities during the period covered by this Quarterly Report on Form 10-Q.

Use of Proceeds from Registered Securities

We commenced our IPO pursuant to a registration statement on Form S-1 (File No. 333-196081) that was declared effective by the Securities and Exchange Commission on June 19, 2014 and registered an aggregate of 8,625,000 shares of our common stock for sale at a public offering price of $16.00 per share and an aggregate gross offering price of $138.0 million. On June 19, 2014, we sold 7,500,000 shares of our common stock at a public offering price of $17.00 per share for an aggregate gross offering price of $127.5 million. An additional 1,125,000 shares were sold pursuant to the underwriter’s option to purchase additional shares with a public offering price of $17.00 per share for additional gross proceeds of approximately $19.1 million. On June 25, 2014, we completed our IPO. Jefferies LLC, Credit Suisse Securities (USA) LLC and Cowen and Company, LLC acted as joint book-running managers for our IPO. Stifel acted as co-manager.

The underwriting discounts and commissions connected with the offering totaled approximately $10.3 million. We incurred additional costs of approximately $2.2 million in offering expenses, which when added to the underwriting discounts and commissions paid by us, amounts to total fees and costs of approximately $12.5 million. Thus, net offering proceeds to us, after deducting underwriting discounts and commissions and offering costs, were approximately $134.1 million. No offering costs were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through August 13, 2014, we have not used any of the net proceeds from our IPO. We intend to invest these funds in the future in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO to fund the planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 in patients with DLBCL who have failed two or more lines of therapy and additional trials for other indications for KTE-C19, advancement of any additional product candidates that we select, to expand our internal research and development capabilities to explore the next generation of eACT technology and new product candidates and to fund working capital, including general operating expenses. Our expected use of the net proceeds from our IPO represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant.
3.2	Amended and Restated Bylaws of the Registrant.
4.1(1)	Form of Common Stock Certificate of the Registrant.
4.2(1)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated April 25, 2014.
10.1(1)	License Agreement by and between the Registrant and the National Institutes of Health, dated May 29, 2014.
10.2(1)	Kite Pharma, Inc. 2014 Equity Incentive Plan and Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder, and amendments thereto.
10.3(1)	Kite Pharma, Inc. Non-Employee Director Compensation Policy.
10.4(2)	Kite Pharma, Inc. Employee Stock Purchase Plan.
10.5(1)	Form of Indemnity Agreement by and between the Registrant and its directors and officers.
10.6(1)	Severance Agreement by and between the Registrant and Keith Nolop, M.D., dated June 9, 2014.
10.7(1)	Consulting Agreement by and between the Registrant and Keith Nolop, M.D., dated June 9, 2014.
10.8(1)	Employment Letter Agreement by and between the Registrant and Cynthia Butitta, dated January 28, 2014.
10.9(1)	Employment Letter Agreement by and between the Registrant and Arie Belldegrun, M.D., FACS, dated March 25, 2014.
10.10(1)	Employment Letter Agreement by and between the Registrant and Jeffrey Wiezorek, dated April 15, 2014.
10.11(1)	Employment Letter Agreement by and between the Registrant and David Chang, M.D., Ph.D., dated May 22, 2014.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
*

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

(1)	Incorporated by reference to Kite Pharma, Inc.’s Registration Statement on Form S-1 (No. 333-196081), as amended.
(2)	Incorporated by reference to Kite Pharma, Inc.’s Registration Statement on Form S-8 (No. 333-196978).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE PHARMA, INC.
August 14, 2014	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer
August 14, 2014	By:	/s/ Cynthia M. Butitta
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer