Form 10-Q
period 2014-09-30
Kite Pharma, Inc.
filed 2014-11-14
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 10, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 38,348,992.

KITE PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITE PHARMA, INC.

CONDENSED BALANCE SHEETS

(In thousands, except share amounts)

	SEPTEMBER 30, 2014	DECEMBER 31,
	(UNAUDITED)	2013
ASSETS
Current assets
Cash and cash equivalents	$79,022	$22,357
Marketable securities	116,371	—
Prepaid expenses and other current assets	1,137	241
Total current assets	196,530	22,598
Property and equipment, net	1,612	274
Other assets	190	110
Total assets	$198,332	$22,982
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities
Accounts payable	$1,004	$382
Accrued expenses and other current liabilities	1,505	980
Options early exercise liability	1,079	—
Total current liabilities	3,588	1,362
Deferred rent	93	39
Options early exercise noncurrent liability	1,480	—
Total liabilities	5,160	1,401
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 20,474,452 shares authorized, 0 and 20,315,397 shares issued and outstanding (liquidation value of $0 and $39,082,185) as of September 30, 2014 and December 31, 2013, respectively	—	20
Preferred Stock, $0.001 par value, 10,000,000 and 0 shares authorized, 0 issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized, 38,345,867 and 5,527,816 shares issued and outstanding, excluding 2,187,941 and 0 shares subject to repurchase at September 30, 2014 and December 31, 2013, respectively	38	6
Additional paid-in capital	238,227	36,990
Accumulated other comprehensive loss	(107)	—
Accumulated deficit	(44,986)	(15,435)
Total stockholders' equity	193,172	21,581
Total liabilities and stockholders' equity	$198,332	$22,982

See accompanying notes to unaudited condensed financial statements

KITE PHARMA, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	$5,716	$1,167	$15,232	$3,189
General and administrative	3,385	339	8,172	839
Total operating expenses	9,101	1,506	23,404	4,028
Loss from operations	(9,101)	(1,506)	(23,404)	(4,028)
Other income (expense):
Interest income	61	22	129	31
Interest expense	—	—	(6,266)	(4)
Other income (expense)	(11)	(5)	(10)	13
Total other income (expense)	50	17	(6,147)	40
Net loss	(9,051)	(1,489)	(29,551)	(3,988)
Unrealized loss on available-for-sale securities, net	(107)	—	(107)	—
Comprehensive loss	(9,158)	(1,489)	(29,658)	(3,988)
Net loss	(9,051)	(1,489)	(29,551)	(3,988)
Series A Preferred Stock dividend	—	(563)	(1,089)	(866)
Net loss attributable to common stockholders	$(9,051)	$(2,052)	$(30,640)	$(4,854)
Net loss per share, basic and diluted	$(0.24)	$(0.37)	$(1.76)	$(0.89)
Weighted-average shares outstanding, basic and diluted	38,330,026	5,485,221	17,383,846	5,459,226

See accompanying notes to unaudited condensed financial statements

KITE PHARMA, INC.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

January 1, 2014 to September 30, 2014

(In thousands, except share amounts)

(Unaudited)

								ACCUMULATED
	SERIES A				SECURITIES	ADDITIONAL		OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		CONVERTIBLE	PAIN-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	INTO EQUITY	CAPITAL	DEFICIT	LOSS	EQUITY
Balance at January 1, 2014	20,315,397	$21	5,527,816	$5	$—	$36,990	$(15,435)	$—	$21,581
Stock based compensation for services	—	—	—	—	—	10,635	—	—	10,635
Stock option exercise	—	—	498,410	—	—	374	—	—	374
Issuance of common stock, net	—	—	8,625,000	9	—	134,119	—	—	134,128
Conversion of convertible notes into common stock	—	—	3,300,735	3	—	50,498	—	—	50,501
Conversion of preferred stock into common stock	(20,315,397)	(21)	20,315,397	21	—	—	—	—	—
Payment of preferred stock dividend in common stock	—	—	78,509	—	—	—	—	—	—
Convertible securities beneficial conversion feature	—	—	—	—	—	5,611	—	—	5,611
Accumulated other comprehensive loss	—	—	—	—	—	—	—	(107)	(107)
Net loss, nine months ended September 30, 2014	—	—	—	—	—	—	(29,551)	—	(29,551)
Balance at September 30, 2014	—	$—	38,345,867	$38,314	$—	$238,227	$(44,986)	$(107)	$193,172

See accompanying notes to unaudited condensed financial statements

KITE PHARMA, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Cash flows from operating activities
Net loss	$(29,551)	$(3,988)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation and amortization	150	6
Stock-based compensation	10,635	41
Change in fair value of derivative liability	—	(18)
Noncash interest expense	6,113	4
Deferred rent	55	(19)
Loss on disposal of assets	10	5
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(897)	(33)
Other assets	(80)	(80)
Accounts payable	621	50
Accrued expenses	510	34
Due to related party	16	(17)
Net cash used in operating activities	(12,418)	(4,015)
Cash flows from investing activities
Purchases of marketable securities	(1,112,423)	—
Sales and maturities of marketable securities	995,944	—
Purchase of property and equipment	(1,499)	(105)
Net cash used in investing activities	(117,978)	(105)
Cash flows from financing activities
Initial public offering costs	(12,497)	—
Proceeds from issuance of common stock	146,625	—
Proceeds from exercise of stock options	2,933	—
Proceeds from issuance of preferred stock, net	—	19,597
Proceeds from issuance of convertible notes	50,000	—
Net cash provided by financing activities	187,061	19,597
Net change in cash and cash equivalents	56,665	15,477
Cash and cash equivalents at beginning of period	22,357	8,651
Cash and cash equivalents at end of period	$79,022	$24,128
Supplemental schedule of cash flows information:
Cash paid for interest	$153	$17
Supplemental schedule of non-cash investing and financing activities:
Discount from conversion of securities convertible into equity	$5,612	$2,647
Conversion of convertible securities into equity	$2,525	$254
Conversion of convertible notes and accrued interest into equity	$50,501	$15,000

See accompanying notes to unaudited condensed financial statements

KITE PHARMA, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2014

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

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $45.0 million and $15.4 million as of September 30, 2014 and December 31, 2013, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The accompanying unaudited Condensed Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying Condensed Financial Statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Amounts formerly included in the due to related party caption have been reclassified to conform to the current period’s classification under other current liabilities. The interim results for the period ended September 30, 2014 are not necessarily indicative of results for the full 2014 fiscal year or any other future interim periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of money market funds and bank money market accounts and are stated at cost, which approximates fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and marketable securities. The primary objectives for the Company’s investment portfolio are the preservation of capital and the maintenance of liquidity. The Company does not enter into any investment transaction for trading or speculative purposes.

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the FDIC and concentrated within a limited number of financial institutions. The accounts are monitored by management to mitigate the risk.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are expensed as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $146,077 and $(18,754) for the three months ended September 30, 2014 and 2013, respectively and were $299,046 and $69,149 for the nine months ended September 30, 2014 and 2013, respectively.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	SEPTEMBER 30, 2014	DECEMBER 31, 2013
Accrued compensation costs	$1,101	$397
Accrued taxes	94	—
Accrued past patent expense reimbursement	161	440
Accrued research and development costs	27	53
Accrued other expense	35	19
Accrued related party costs	87	71
Total accrued expenses and other current liabilities	$1,505	$980

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options, and warrants or other equity instruments issued to non-employees, including consultants and members of the Company’s Scientific Advisory Board as consideration for goods or services received by the Company, are accounted for based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is marked to market each period and recorded as expense over the vesting period. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.

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

As of September 30, 2014 and 2013, potentially dilutive securities include:

	SEPTEMBER 30,
	2014	2013
Series A Preferred Stock	—	20,315,397
Warrants to purchase convertible preferred stock	159,049	—
Unvested early exercise options	2,187,941	—
Options to purchase common stock	4,031,032	577,500
Total	6,378,022	20,892,897

The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of certain employees. The Company has the option to repurchase these shares should these employees not vest in them prior to their termination from the Company.

As of September 30, 2014 and 2013, the following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of September 30, 2014 and 2013, respectively.

	SEPTEMBER 30,
	2014	2013
Warrants to purchase convertible preferred stock	—	159,049

Amounts in the tables above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of unaudited basic and diluted loss per common share for the three and nine months ended September 30, 2014 and 2013 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2014	2013	2014	2013
Numerator:
Net loss	$(9,051)	$(1,489)	$(29,551)	$(3,988)
Series A Preferred Stock Dividends	—	(563)	(1,089)	(866)
Net loss attributable to common shareholders	(9,051)	(2,052)	(30,640)	(4,854)
Denominator:
Weighted-average common shares outstanding	40,521,224	5,485,221	18,909,025	5,459,226
Less: weighted-average unvested common shares subject to repurchase	(2,191,198)	—	(1,525,179)	—
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	38,330,026	5,485,221	17,383,846	5,459,226
Net loss per common share attributable to common stockholders, basic and diluted	$(0.24)	$(0.37)	$(1.76)	$(0.89)

Recent Accounting Pronouncements

In May 2014, a new standard was issued related to revenue recognition, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new standard will replace most of the existing revenue recognition standards in U.S. GAAP when it becomes effective on January 1, 2017, and its early adoption is not permitted. The new standard allows for either “full retrospective” adoption, in which the new standard is applied to each prior reporting period presented or “modified retrospective” adoption, in which the new standard is only applied to the most current period presented with the cumulative effect of the change recognized at the date of the initial application. The Company has not yet selected a transition method, and does not believe the adoption of this accounting standard will have a material impact on its financial statements and related disclosures.

In June 2014, a new standard was issued which eliminates the financial reporting distinction between development stage entities and other reporting entities, thereby eliminating the requirements to present inception-to-date information in the statements of operations and stockholders’ equity and cash flow, or label the financial statements as those of a development stage entity. The Company has elected to early adopt this guidance, as permitted, for its financial statements for the year ended December 31, 2014, including this quarterly report, and therefore has no longer labeled its financial statements as those of a development stage entity or included any inception-to-date information.

In August 2014, a new standard was issued which will require management to evaluate if there is substantial doubt about the entity’s ability to continue as a going concern and, if so, to disclose this in both interim and annual reporting periods.  The new standard will become effective for the Company’s annual filing for the period ending December 31, 2016 and interim periods thereafter, and allows for early adoption.  The Company does not believe the adoption of this accounting standard will have a material impact on the Company’s financial statements and related disclosures.

NOTE 4—FAIR VALUE MEASUREMENTS AND INVESTMENTS IN MARKETABLE SECURITIES

The Company follows authoritative accounting guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices in active markets;
Level 2:	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3:	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The carrying amounts of the Company’s prepaid expenses, other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short nature of these instruments. Further, based upon borrowing rates currently available to the Company for loans with similar terms, the Company believes the fair value of its note payable approximates its carrying value. No transfers between levels have occurred during the periods presented.

There were no assets and liabilities subject to fair value measurement at December 31, 2013.  Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014 is follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds(1)	$43,257	$43,257	$—	$—
Commercial paper	15,901	—	15,901	—
Corporate debt securities	55,420	—	55,420	—
Government sponsored entities	45,050	—	45,050	—
Total	$159,628	$43,257	$116,371	$—

(1)	Included within cash and cash equivalents on the Company’s condensed balance sheet.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2014. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers. The Company validates the valuations received from its primary pricing vendors for its level 2 securities by examining the inputs used in that vendor’s pricing process and determines whether they are reasonable and observable. The Company also compares those valuations to recent reported trades for those securities. The Company did not adjust any of the valuations received from these independent third parties with respect to any of its level 2 securities at September 30, 2014.

Investments classified as available-for-sale at September 30, 2014 consisted of the following (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity (in years)	Cost	Gains	Losses	Fair Value
Marketable Securities:
Commercial paper	1 year or less	$15,897	$4	$—	$15,901
Corporate debt securities	1 year or less	26,378	—	(26)	26,352
Corporate debt securities	1-2 years	28,098	—	(58)	28,040
Corporate debt securities	More than 2 years	1,033	—	(5)	1,028
Government sponsored entities	1 year or less	30,141	2	(7)	30,136
Government sponsored entities	1-2 years	10,117	—	(12)	10,105
Government sponsored entities	More than 2 years	4,814	—	(5)	4,809
Total available-for-sale securities		$116,478	$6	$(113)	$116,371

The Company did not realize any gains or losses on sales or maturities of available-for-sale securities for the three and nine months ended September 30, 2014. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At September 30, 2014, there were 71 securities in unrealized loss positions. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of September 30, 2014 and December 31, 2013 (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
Laboratory equipment	$957	$243
Computer equipment and software	160	22
Office equipment and furniture	343	29
Leasehold improvements	327	7
	1,787	302
Less: accumulated depreciation and amortization	(175)	(28)
	$1,612	$274

Depreciation and amortization expense was $73,697 and $2,128 for the three months ended September 30, 2014 and 2013, respectively and was $150,000 and $6,000, for the nine months ended September 30, 2014 and 2013, respectively.

NOTE 6—LICENSE AGREEMENTS AND CRADA

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

Upon execution of the UCLA License Agreement, the Company made an aggregate one-time cash payment to the Regents of $10,000 which was expensed as research and development expense and agreed to reimburse the Regents for past patent expenses totaling $166,000 in 24 monthly installments commencing on February 9, 2013. Additionally, the Company issued to the Regents 27,400 shares of common stock, par value $0.001 per share, valued at $10,412. The Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to the Licensed Product in the United States, Europe and Japan. The aggregate potential milestone payments are $2.2 million, of which $2.0 million is due only after marketing approval in the United States, Europe and Japan. The first milestone payment will be due upon the dosing of the first patient in the first Phase 2 clinical study of a Licensed Product in the United States. The Company was not required to make any milestone payments for the three months ended September 30, 2014 and 2013 and does not expect to make any milestone payments during 2014. The expenses the Company recognized in connection with the UCLA agreement were $2,366 and $(18,856) for the three months ended September 30, 2014 and 2013, respectively and were $16,484 and $16,144 for the nine months ended September 30, 2014 and 2013, respectively. As of September 30, 2014 and December 31, 2013, the Company had approximately $41,441 and $117,200 recorded in accounts payable and accrued expenses due to the Regents, respectively.

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

The CRADA has a five-year term commencing August 31, 2012 and expiring on August 30, 2017. During the term of the agreement, the Company will make quarterly payments of $250,000 to the NCI for support of research activities. Total expenses recognized under the CRADA were $250,000 and $250,000 for the three months ended September 30, 2014 and 2013, respectively and were $750,000 and $750,000 for the nine months ended September 30, 2014 and 2013, respectively.

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

2013 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated April 11, 2013, the Company holds an exclusive, worldwide license to certain intellectual property, including intellectual property related to a CAR-based product candidate that targets the EGFRvIII antigen for the treatment of brain cancer and head and neck cancer, and a TCR-based product candidate that targets the SSX2 CTA for the treatment of head and neck cancer, hepatocellular carcinoma, melanoma, prostate cancer, and sarcoma. The Company has a co-exclusive license to intellectual property related to these product candidates for the treatment of certain other cancers. The Company may require an additional license relating to the EGFRvIII scFv target binding site from a third-party in order to commercialize a CAR-based product candidate that targets the EGFRvIII antigen.

Pursuant to the terms of the NIH License, the Company is required to pay the NIH a one-time cash payment in the aggregate amount of $200,000, two-thirds of which shall be payable to the NIH within 60 days of execution of the NIH License and one-third of which will be payable upon the earlier to occur of (a) 18 months from the date of execution of the NIH License and (b) the termination of the NIH License. The Company reimbursed the NIH for past patent expenses in the aggregate amount of approximately $58,000, with half of this amount paid during 2013 and the balance paid in May 2014.

The Company is also required to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter shall be payable on each January 1st.

The Company is also required to make performance-based cash payments upon successful completion of clinical and regulatory benchmarks relating to the products covered by the NIH license (“Licensed Products”). The aggregate potential clinical and regulatory benchmark payments are $8.1 million, of which $6.0 million is due only after marketing approval in the United States, Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the first company sponsored human clinical study of a Licensed Product in the United States. The Company was not required to make any benchmark payments during 2013 or in the nine months ended September 30, 2014.

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

The expenses recognized under the NIH License were $90,000 and $0 for the three months ended September 30, 2014 and 2013, respectively and $90,000 and $191,237 for the nine months ended September 30, 2014 and 2013, respectively, with approximately $90,000 and $29,000 recorded as accounts payable or accrued expenses as of September 30, 2014 and December 31, 2013, respectively.

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

The expenses recognized in connection with the Cabaret License were $25,000 and $0, for the three months ended September 30, 2014 and 2013, respectively, and were $25,000 and $0 for the nine months ended September 30, 2014 and 2013, respectively.

Additionally, in June 2013 the Company entered into a four year Consulting and Scientific Advisory Agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, the Company pays a cash fee equal to $50,000 per annum payable in quarterly installments. On December 13, 2013, the Consulting Agreement was amended to provide that the Company shall also pay a cash payment equal to $135,000 upon the earlier to occur of (a) a change of control of the Company; and (b) the closing of the Company’s initial public offering of its securities. In June 2014 in connection with the close of the IPO, the Company recognized this $135,000 payment as an expense, which was paid in the fourth quarter of 2014. In addition, on December 12, 2013, the Company granted an option (the “Consulting Option”) to purchase 403,043 shares of the Company’s common stock at an exercise price equal to $0.70 per share for a total value of $193,714. During the second quarter of 2014, the Company’s Board of Directors approved the acceleration of vesting of these options, and the Company recorded approximately $3.8 million of expense related to the accelerated vesting. The expenses recognized in connection with the Consulting Agreement were $147,500 and $12,500 for the three months ended September 30, 2014 and 2013, respectively, and were $172,500 and $35,417 for the nine months ended September 30, 2014 and 2013, respectively.

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

Pursuant to the terms of this license, the Company is required to pay the NIH a cash payment in the aggregate amount of $150,000, two-thirds of which was due and paid within sixty days of the date of the agreement and one-third of which will be payable upon the earlier to occur of (1) 18 months from the date of execution of the license and (2) the termination of the license. The Company also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $30,000.

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

The expenses recognized in connection with the 2014 NIH License were $4,058 and $0 for the three months ended September 30, 2014 and 2013, respectively, and were $184,058 and $0 for the nine months ended September 30, 2014 and 2013, respectively, with approximately $94,500 and $0 recorded as accounts payable or accrued expenses as of September 30, 2014 and December 31, 2013, respectively.

NOTE 7—CONVERTIBLE NOTES PAYABLE

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

In May 2013, the Company completed a Qualified Financing and the principal amount of the 4% Notes and $4,411 of accrued interest automatically converted into 137,289 shares of Series A Preferred Stock at a conversion price of $1.8531 (see Note 8).

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

NOTE 8—STOCKHOLDERS’ EQUITY

Series A Preferred Stock Financing

On May 10, 2013, the Company completed a private placement (the “Series A Financing”) in which it issued an aggregate of 20,315,397 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Shares”). In connection with the Series A Financing, the Company issued 10,792,725 Series A Preferred Shares at a purchase price of $1.8531 per share for gross proceeds of $19,999,999 less issuance costs of $148,741. Included in the gross proceeds was the conversion of the 4% Notes and accrued interest totaling $254,411. In addition, pursuant to the terms of the Convertible Securities from the 2011 Financing (defined below), the aggregate principal amount of $14,995,525 converted into 9,522,672 Series A Preferred Shares at a conversion price equal to $1.5751, representing a 15% discount to the purchase price. Additionally, the Company issued warrants (the “Series A Warrants”) to purchase an aggregate of 159,049 Series A Preferred Shares, of which certain designees of Riverbank Capital Securities, Inc. (“Riverbank”) received 148,146 (see Note 10). As of May 10, 2013, the date of issue, the Series A Warrants were valued at $122,500.

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

The Company incurred issuance costs of $806,396 of which approximately $770,220 related to placement agent fees paid of $673,420 and warrants with a fair value of $96,800 to be issued to Riverbank, a FINRA member broker dealer and a related party controlled by certain officers and/or directors of the Company (see Note 10), which acted as placement agent for the Company in connection with the issuance of the Convertible Securities. These financing costs were netted against the Convertible Securities upon the closing of the financing.

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

Restricted Common Stock

Pursuant to the terms of an employment agreement (the “Employment Agreement”) entered into with the Company’s President and Chief Executive Officer from September 1, 2010 until her resignation in December 2013, on September 1, 2010, the Company issued to Dr. Jakobovits 480,000 shares of restricted common stock (the “Restricted Shares”). In February 2011, upon the completion of a private placement offering, 12.5% of the Restricted Shares vested. The remaining 87.5% of the Restricted Shares vest over four years with 25% of such remaining shares vesting upon the first anniversary of the Employment Agreement and 1/36th of such remaining Restricted Shares vesting on each subsequent one-month anniversary of the agreement. The Restricted Shares were determined to have a total fair value of $24,000 on grant date as estimated by the Company’s Board of Directors based on various factors, including the Company’s early development stage, net working capital position and lack of any licensed compounds at the time of the grant. The compensation expense recognized related to the vesting of the Restricted Shares was $0 and $1,312 for the three months ended September 30, 2014 and 2013, respectively and was $0 and $3,938 for the nine months ended September 30, 2014 and 2013, respectively. In December 2013, Dr. Jakobovits resigned from the Company, and 78,750 Restricted Shares were forfeited.

Employee Stock Purchase Plan

During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was immaterial for the three month period ended September 30, 2014.

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

NOTE 9—STOCK BASED COMPENSATION

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

The Plan is administered by the Board of Directors of the Company or a committee appointed by the Board of Directors, which determines the types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule. As of December 31, 2013, the number of shares of common stock, which may be granted under the Plan, shall not exceed 4,625,000. In March 2014, the Board of Directors approved an amendment to increase the shares of common stock issuable under the Plan to 6,500,000 shares. In June 2014, the Board of Directors approved an amendment and restatement of the Plan, increasing the shares of common stock issuable under the Plan to 9,150,000 shares as well as allowing for an automatic annual increase to the shares issuable under the Plan to the lower of (i) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (ii) a lower number determined by the Board of Directors (which can also be zero). The term of any stock option granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of four years. If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value of a common share of stock on the date of grant.

A summary of the status of the options issued under the Plan as of September 30, 2014, and information with respect to the changes in options outstanding is as follows:

		OPTIONS OUTSTANDING
				WEIGHTED-
			WEIGHTED-	AVERAGE
	SHARES	OUTSTANDING	AVERAGE	REMAINING	AGGREGATE
	AVAILABLE	STOCK	EXERCISE	CONTRACTUAL	INTRINSIC
	FOR GRANT	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Balance at January 1, 2014	1,758,612	2,767,222	0.63	9.2	$1,979,594
Authorized under the Plans	4,525,000	—	—
Granted under the Plans	(4,182,350)	4,182,350	4.03
Exercised	—	(2,686,352)	1.09
Surrendered/Cancelled	232,188	(232,188)	0.64
Balance at September 30, 2014	2,333,450	4,031,032	$3.86	9.2	$99,342,169
Exercisable at September 30, 2014		985,121	$0.85	8.6	$27,241,978

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted during the nine months ended September 30, 2014 and 2013 included the following:

	NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013
Risk-free interest rate	1.62 - 1.72%	0.83%
Expected volatility	74.5% - 80.0%	79.0%
Stock price	$1.35 - $25.50	$0.38
Expected life	6 years	6 years
Expected dividend yield	0%	0%

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Stock-based compensation for the three and nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30, 2014		SEPTEMBER 30,
	2014	2013	2014	2013
General and administrative	$1,577	$1	$4,012	$4
Research and development	1,817	10	6,623	37
Total	$3,394	$11	$10,635	$41

The weighted-average grant date fair value per share of options granted under the Plan was $17.57 for the three months ended September 30, 2014, and no options were granted for the three months ended September 30, 2013. The weighted-average grant date fair value per share of options granted under the Plan were $7.81, and $0.26 for the nine months ended September 30, 2014 and 2013, respectively.

The fair value of options vested under the Plan were $4.7 million and $0.1 million for the three months ended September 30, 2014 and 2013, respectively and were $22.7 million and $0.1 million for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, total compensation expense not yet recognized related to stock option grants amounted to approximately $31.2 million which will be recognized over the next four years. Additionally, 2,187,941 options that were early exercised for a total proceeds of $2.6 million were unvested, and were recorded as a current and long term liability, based on their vesting date, on the condensed consolidated balance sheets.

The following table summarizes information about stock options outstanding as of September 30, 2014:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
EXERCISE PRICE	TOTAL SHARES	CONTRACTUAL LIFE	EXERCISE PRICE	TOTAL SHARES	EXERCISE PRICE
$0.05	—	—	$—	—	$—
0.38	450,834	7.4	0.38	299,545	0.38
0.70	1,050,543	9.1	0.70	571,689	0.70
1.35	1,242,894	9.5	1.35	83,887	1.35
6.89	907,250	7.1	6.89	30,000	6.89
17.00	349,511	2.7	17.00	—	17.00
25.50	30,000	0.2	25.50	—	25.50
Total	4,031,032	9.2	$3.86	985,121	$0.85

NOTE 10—INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception. At September 30, 2014 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of September 30, 2014, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2014 and 2013. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11—RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $75,000 and $38,775 for the three months ended September 30, 2014 and 2013, respectively and were $255,000 and $174,625 for the nine months ended September 30, 2014 and 2013, respectively.

In addition from time-to-time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $6,233 and $1,295 for the three months ended September 30, 2014 and 2013, respectively and were $29,783 and $12,266 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014 and December 31, 2013, the Company had a payable to TRC of $86,783 and $70,899, respectively. The amounts are recorded as other current liabilities on the balance sheet. All balances owed as of December 31, 2013 were paid in full during the first quarter of 2014 and all balances owed as of September 30, 2014 are expected to be paid in full during the fourth quarter of 2014.

In connection with the 2011 Financing, the Company entered into an engagement agreement between the Company and Riverbank (the “Engagement Agreement”), a FINRA member broker dealer and a related party controlled by certain officers and/or directors of the Company, which acted as placement agent for the Company in connection with the issuance of the Convertible Securities. Pursuant to the terms of the Engagement Agreement, the Company paid Riverbank a cash fee equal to $673,420 in connection with the issuance of the Series A Preferred Shares (see Note 8). In addition, pursuant to the terms of the Engagement Agreement, in connection with the Subsequent Financing completed in May 2013, the Company issued to certain designees of Riverbank, Series A Warrants to purchase 148,146 Series A Preferred Shares, which represents five percent (5%) of the aggregate number of Series A Preferred Shares into which the Convertible Securities sold in the 2011 Financing converted. The Series A Warrants were exercisable for Series A Preferred Shares for five years at an exercise price equal to $1.73. The Engagement Agreement contained terms which required the Company to issue warrants to Riverbank based on a Subsequent Financing. This was considered a derivate liability and accounted for at fair value due to the fact that the terms of issuance could not be set until a Subsequent Financing had been completed. The fair value of this provision was marked to market each period, and was $96,800 on the date of the 2011 Financing and was recorded as additional issuance costs.

As of May 10, 2013, the date of the Series A Financing, the provision was valued at $122,500. Following the issuance of the Series A Warrants, the provisions of the Engagement Agreement were no longer considered a derivative liability and the balance of $122,500 was charged to additional paid-in capital.

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

NOTE 12—COMMITMENTS

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2014 and December 31, 2013. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

The office lease also provides for rent abatements and scheduled increases in base rent. Rent expense charged to operations were $167,978 and $146,900 for the three months ended September 30, 2014 and 2013, respectively and were $503,933 and $235,163 for the nine months ended September 30, 2014 and 2013, respectively.

Employment Agreements

On January 28, 2014 (the “Effective Date”), the Company entered into an employment agreement (the “CFO Employment Agreement”) with its Executive Vice President and Chief Financial Officer (the “CFO”). Pursuant to the terms of the CFO Employment Agreement, the CFO shall be paid a base salary equal to $325,000 and shall be eligible for an annual target bonus equal to 40% of base salary. In addition, the Company paid the CFO a cash bonus equal to $50,000 upon the successful completion of the IPO. The Company paid the CFO $100,000 in connection with their relocation to Los Angeles, which shall be repaid to the Company under certain circumstances. On March 25, 2014, the Company granted the CFO stock options to purchase 507,960 shares of common stock of the Company, par value $0.001 per share. The exercise price per share of the options is $1.35 with a 10-year term and shall vest and become exercisable in accordance with the CFO Employment Agreement.  In March 2014, the CFO was appointed as the Company’s Chief Operating Officer. In connection with the IPO, the CFO’s base salary was increased to $375,000 and the Company granted the CFO stock options to purchase an additional 149,511 shares of common stock, with an exercise price equal to $17.00.

On March 25, 2014, the Company entered into an employment agreement (the “CEO Employment Agreement”) with Arie Belldegrun, M.D., the Company’s Executive Chairman, pursuant to which Dr. Belldegrun was appointed as the Company’s President and Chief Executive Officer. Pursuant to the terms of the CEO Employment Agreement, Dr. Belldegrun shall be paid a base salary equal to $400,000 and shall be eligible for an annual target bonus equal 50% of his base salary. The Company also granted Dr. Belldegrun a non-statutory option to purchase 1,580,129 shares of common stock of the Company, par value $0.001 per share pursuant to the Plan at a per share exercise price equal to $1.35with a 10-year term and shall vest and become exercisable in accordance with the CEO Employment Agreement. On April 2, 2014, Dr. Belldegrun elected to early exercise all of his stock options for a total exercise price of approximately $2.7 million.

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

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. We do this using our engineered autologous cell therapy, or eACT, which we believe is a market-redefining approach to the treatment of cancer. eACT involves the genetic engineering of T cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs. These modified T cells are designed to recognize and destroy cancer cells. We have a Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or the NCI, through which we are funding the research and development of eACT-based product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies. We currently fund multiple early single phase (1-2a and 2) clinical trials of CAR- and TCR-based therapies that are each being conducted by our collaborator, the NCI. We plan to conduct a company-sponsored multicenter Phase 1-2 clinical trial in 2015 for our lead product candidate KTE-C19, a CAR-based therapy, in patients with refractory diffuse large B cell lymphoma, or DLBCL, including subtypes primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL.

Recent Developments

The following summarizes recent published findings from NCI clinical trials.

•

In a Phase 1-2a clinical trial conducted by the Surgery Branch of the NCI, administration of anti-CD19 CAR T cells resulted in complete remission in eight patients and partial remission in four patients, representing an overall objective response rate of 92% based on 13 total evaluable patients with advanced B cell malignancies. Objective response occurs when there is a complete remission or a partial remission, as measured by standard criteria. Generally, a complete remission requires a complete disappearance of all detectable evidence of disease, and a partial remission typically requires at least approximately 50% regression of measurable disease, without new sites of disease. Of the seven evaluable patients with chemotherapy-refractory DLBCL, four achieved complete remission, three of which are ongoing with durations ranging from 9 to 22 months. As seen in other studies, infusion of anti-CD19 CAR T cells was associated with significant, acute toxicities, including fever, low blood pressure, delirium, and other neurological toxicities. These toxicities resolved within three weeks after cell infusion.

•

In a Phase 1 clinical trial conducted by the Pediatric Oncology Branch of the NCI, administration of anti-CD19 CAR T cells resulted in a 70% complete response rate in 20 pediatric or young adult patients with relapsed/refractory acute lymphoblastic leukemia, or ALL. Sixty percent of the 20 patients achieved a minimal residual disease, or MRD, negative complete response. Ten of the patients who had an MRD-negative complete response subsequently underwent hematopoietic stem-cell transplantation, and all 10 remained disease free. As seen in other studies, infusion of anti-CD19 CAR T cells was associated with significant, acute toxicities, including febrile neutropenia, cytokine release syndrome, chemical laboratory abnormalities, low blood counts and transient neurological deficits.

OUR RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS

Pursuant to the CRADA, we have an option to negotiate commercialization licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plan.  We currently have two patent license agreements with the NIH for intellectual property relating to various TCR-based product candidates and a CAR-based product candidate.  We also have a license agreement with Cabaret Biotech Ltd., or Cabaret, and its founder relating to intellectual property and know-how owned or licensed by Cabaret and relating to CAR constructs that encompass KTE-C19. For additional information regarding the CRADA and our license agreements, see Note 6 to our financial statements appearing elsewhere in this Form 10-Q.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we seek to conduct our planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 in subjects with refractory DLBCL and additional studies in subjects with other B cell lymphomas and leukemias.  We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•	per patient trial costs;
•	the number of patients that participate in the trials;
•	the number of sites included in the trials;
•	the countries in which the trials are conducted;
•	the length of time required to enroll eligible patients;
•	the number of doses that patients receive;
•	the drop-out or discontinuation rates of patients;
•	potential additional safety monitoring or other studies requested by regulatory agencies;
•	the duration of patient follow-up; and
•	the efficacy and safety profile of the product candidates.

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

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 3 to our financial statements in our Registration Statement on Form S-1, as amended (File No. 333-196081). There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Registration Statement on Form S-1.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2014 and 2013

The following table sets forth our results of operations for the three months ended September 30, 2014 and 2013.

	THREE MONTHS
	ENDED SEPTEMBER 30,		CHANGE
	2014	2013	$
	(unaudited, in thousands)
Operating expenses:
Research and development	$5,716	$1,167	$4,549
General and administrative	3,385	339	3,046
Total operating expenses	9,101	1,506	7,595
Loss from operations	(9,101)	(1,506)	(7,595)
Other income (expense):
Interest income	61	22	39
Interest expense	—	—	—
Other expense	(11)	(5)	(6)
Total other income	50	17	33
Net loss	$(9,051)	$(1,489)	$(7,562)

Research and Development Expenses

Research and development expenses were $5.7 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively. The increase in research and development expenses during this period of $4.5 million was primarily due to:

—	$1.8 million in stock based compensation expense related to our research and development staff and non-employees;
—	$1.6 million in compensation expense related to increased research and development staff and consultant costs; and
—	$1.0 million in costs related to our eACT development program.

General and Administrative Expenses

General and administrative expenses were $3.4 million and $0.3 million for the three months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses during this period of $3.0 million was primarily due to:

—	$1.6 million of stock based compensation expenses related to our administrative personnel;
—	$0.8 million of expenses related to increased personnel costs, including employees and consultants; and
—	$0.2 million related to increased insurance premiums.

Comparison of the Nine Months Ended September 30, 2014 and 2013

The following table sets forth our results of operations for the nine months ended September 30, 2014 and 2013.

	NINE MONTHS
	ENDED SEPTEMBER 30,		CHANGE
	2014	2013	$
	(unaudited, in thousands)
Operating expenses:
Research and development	$15,232	$3,189	$12,043
General and administrative	8,172	839	7,333
Total operating expenses	23,404	4,028	19,376
Loss from operations	(23,404)	(4,028)	(19,376)
Other income (expense):
Interest income	129	31	98
Interest expense	(6,266)	(4)	(6,262)
Other (expense) income	(10)	13	(23)
Total other income (expense)	(6,147)	40	(6,187)
Net loss	$(29,551)	$(3,988)	$(25,563)

Research and Development Expenses

Research and development expenses were $15.2 million and $3.2 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in research and development expenses during this period of $12.0 million was primarily due to:

—	$6.6 million in stock based compensation expense related to our research and development staff and non-employees;
—	$3.1 million in compensation expense related to increased research and development staff and consultant costs; and
—	$1.6 million in costs related to our eACT development program.

General and Administrative Expenses

General and administrative expenses were $8.2 million and $0.8 million for the nine months ended September 30, 2014 and 2013, respectively. The increase in general and administrative expenses during this period of $7.4 million was primarily due to:

—	$4.0 million of stock based compensation expenses related to our administrative personnel;
—	$2.0 million of expenses related to increased personnel costs, including employees and consultants;
—	$0.5 million related to increased corporate expenses, primarily related to NASDAQ listing and investor relations; and
—	$0.3 million related to increased insurance and facilities occupancy expenses.

Interest Expense

Interest expense was $6.3 million and $3,562 for the nine months ended September 30, 2014 and 2013, respectively. The increase in interest expense during this period of $6.3 million was primarily due to the beneficial conversion feature on the 2014 Notes, as further described under Note 7 to our financial statements appearing elsewhere in this Form 10-Q.

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

As of September 30, 2014, we had $79.0 million in cash and cash equivalents, and $116.4 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in 2009 and, as of September 30, 2014, we had an accumulated deficit of $45.0 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2014	2013
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(12,418)	$(4,015)
Investing activities	(117,978)	(105)
Financing activities	187,061	19,597
Net change in cash and cash equivalents	$56,665	$15,477

Operating activities

Net cash used in operating activities was $12.4 million during the nine months ended September 30, 2014 as compared to $4.0 million during the nine months ended September 30, 2013. The increase in cash used in operating activities of $8.4 million between the nine months ended September 30, 2014 and 2013 was primarily the result of increased operating expenses due to additional headcount, payment of annual bonuses, insurance premiums, facilities related costs, and payments made under the Cabaret license and other research and development and clinical activities.

Investing Activities

Net cash used in investing activities was $118.0 million during the nine months ended September 30, 2014 as compared to $0.1 million during the nine months ended September 30, 2013. The increase in cash used in investing activities of $117.9 million between the nine months ended September 30, 2014 and 2013 was primarily the result of transactional activity related to marketable securities portfolio, as well as the acquisition of laboratory equipment.

Financing Activities

Net cash provided by financing activities was $187.1 million during the nine months ended September 30, 2014 as compared to $19.6 million during the nine months ended September 30, 2013. The increase in cash provided by financing activities of $167.5 million between the nine months ended September 30, 2014 and 2013 was primarily the result of proceeds from our IPO and the 2014 Notes.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2014, we had $79.0 million in cash and cash equivalents, and $116.4 million in marketable securities. We generally hold our cash in interest-bearing money market accounts. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2014, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2013 and 2012, we reported a net loss of $6.4 million and $2.6 million, respectively. For the nine months ended September 30, 2014 and 2013, we reported a net loss of $29.6 million and $4.0 million, respectively. As of September 30, 2014, we had an accumulated deficit of $45.0 million. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT.

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

•	Educating medical personnel regarding the potential side effect profile of eACT, such as the potential adverse side effects related to cytokine release;
•	Sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our eACT-based product candidates;
•	Developing a consistent and reliable process, while limiting contamination risks, for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
•	Conditioning patients with chemotherapy in conjunction with delivering eACT, which may increase the risk of adverse side effects;
•

Obtaining regulatory approval, as the U.S. Food and Drug Administration, or FDA, and other regulatory authorities have limited experience with commercial development of T cell therapies for cancer; and

•	Establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

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

Data from the NCI preclinical studies and Phase 1 and Phase 1-2a clinical trials of anti-CD19 CAR T cell therapy should not be relied upon as evidence that later or larger-scale clinical trials will succeed. We have designed our planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 primarily to assess safety and efficacy in a small number of patients with refractory diffuse large B cell lymphoma, or DLBCL, including subtypes primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL, and may include patients with DLBCL who relapsed post-therapy. The NCI clinical trials of anti-CD19 CAR T cell therapy involves a limited number of patients, and only a subset of these patients have been diagnosed with DLBCL. The results of the NCI trials to date may not predict results for our planned trial or any future studies. In addition, our proposed manufacturing process for KTE-C19 includes what we believe are process improvements that are not part of the anti-CD19 CAR T cell production process that the NCI is using in its clinical trials. Accordingly, our results with KTE-C19 may not be in line with the NCI’s results.

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

In the NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy, when the patients received the CAR T cells, all of them had low blood counts due to the chemotherapy conditioning regimen. While the trial is ongoing, most prominent acute toxicities have included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients have experienced low blood counts and toxicity of the central nervous system, such as confusion, cranial nerve dysfunction and speech impairment. There have been life threatening events related to cytokine release syndrome and toxicities of the central nervous system. Some of these events required intense medical intervention such as intubation or pressor support. Two patients have also died in this trial, though the deaths were not attributed to the CAR T cells. In addition, in the NCI Phase 1 clinical trial of pediatric or young adult patients with relapsed/refractory acute lymphoblastic leukemia, infusion of anti-CD19 CAR T cells was associated with significant, acute toxicities, including febrile neutropenia, cytokine release syndrome, chemical laboratory abnormalities, low blood counts and transient neurological deficits.

As an anti-CD19 CAR T cell therapy, we expect KTE-C19 to cause similar toxicities as the therapy in the NCI clinical trials. Patients in the NCI clinical trials of the CAR-based product candidate targeting the EGFRvIII antigen and the TCR-based product candidates are expected to receive high dose Interleukin-2, which is associated with toxicities such as capillary leak syndrome, impaired kidney and liver function, and mental status changes.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or third line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, KTE-C19, to initially target a small patient population that suffers from aggressive non-Hodgkin lymphomas and certain leukemias. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

A variety of risks associated with marketing our product candidates internationally could materially adversely affect our business.*

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•	differing regulatory requirements in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geo-political actions, including war and terrorism.

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

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of September 30, 2014, we had 36 employees, all of whom are full-time. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•

managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

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

•

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

•

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

•

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

•

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

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, collectively the Healthcare Reform Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenue;
•	exhaustion of any available insurance and our capital resources;
•	the inability to commercialize any product candidate; and
•	a decline in our share price.

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

At September 30, 2014, we had approximately $79.0 million of cash and cash equivalents and $116.4 million of marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2014, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We expect to rely on third parties to manufacture our clinical product supplies, and we may rely on third parties to produce and process our product candidates, if approved.*

We do not currently own any facility that may be used as our clinical-scale manufacturing and processing facility and must currently rely on outside vendors to manufacture supplies and process our product candidates, which is and will need to be done on a patient-by-patient basis. We have not yet caused our product candidates to be manufactured or processed on a commercial scale and may not be able to achieve manufacturing and processing and may be unable to scale patient-by-patient manufacturing and processing to satisfy demands for any of our product candidates. While our manufacturing and processing approach is based upon the current approach undertaken by the NCI, we have limited experience in managing the T cell engineering process, and our process may be more difficult or expensive than the NCI’s current approach. Unlike the NCI, we expect to freeze engineered T cells to facilitate shipping and make certain other changes and we cannot be sure that even minor changes in the production process will not result in significantly different T cells that may not be as safe and effective as any NCI based T cell therapy.

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

•

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

•	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
•	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.
•

Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

•

Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

•	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.
•	Our third-party manufacturers could breach or terminate their agreement with us.

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

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

•	the availability of financial resources to commence and complete the planned trials;
•

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining approval at each clinical trial site by an independent institutional review board, or IRB;
•	recruiting suitable patients to participate in a trial;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

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

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.*

We plan to conduct a Phase 1-2 clinical trial of KTE-C19 in patients with refractory DLBCL, including subtypes PMBCL and TFL. If the results are sufficiently compelling, we intend to discuss with the FDA filing a BLA for approval of KTE-C19 for the treatment of refractory DLBCL. However, the general approach for FDA approval of a new biologic or drug is dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We believe our accelerated approval strategy is warranted given the limited alternatives for patients with relapsed/refractory DLBCL, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since eACT represents a novel and personalized treatment.

Our Phase 1-2 clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

•	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
•	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
•	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;

•

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

•

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and

•	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
•	product seizure or detention, or refusal to permit the import or export of our product candidates; and
•	injunctions or the imposition of civil or criminal penalties.

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

Even if we obtain regulatory approval of our product candidates, the products may not gain market acceptance among physicians, patients, hospitals, cancer treatment centers and others in the medical community.*

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly influential and we may not be able to convince them to use eACT for many reasons. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

•	the clinical indications for which our product candidates are approved;
•	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
•	the potential and perceived advantages of our product candidates over alternative treatments;
•	the prevalence and severity of any side effects;
•	product labeling or product insert requirements of the FDA or other regulatory authorities;
•	limitations or warnings contained in the labeling approved by the FDA;
•	the timing of market introduction of our product candidates as well as competitive products;
•	the cost of treatment in relation to alternative treatments;
•	the availability of coverage, adequate reimbursement and pricing by third-party payors and government authorities;
•	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
•	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
•	the effectiveness of our sales and marketing efforts.

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates profitably.*

Successful sales of our product candidates, if approved, depend on the availability of coverage and adequate reimbursement from third-party payors. In addition, because our product candidates represent new approaches to the treatment of cancer, we cannot accurately estimate the potential revenue from our product candidates.

Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Obtaining coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

•	a covered benefit under its health plan;
•	safe, effective and medically necessary;
•	appropriate for the specific patient;
•	cost-effective; and
•	neither experimental nor investigational.

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

We intend to seek approval to market our product candidates in both the United States and in selected foreign jurisdictions. If we obtain approval in one or more foreign jurisdictions for our product candidates, we will be subject to rules and regulations in those jurisdictions. In some foreign countries, particularly those in the EU, the pricing of biologics is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after obtaining marketing approval of a product candidate. In addition, market acceptance and sales of our product candidates will depend significantly on the availability of coverage and adequate reimbursement from third-party payors for our product candidates and may be affected by existing and future health care reform measures.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Healthcare Reform Act was enacted. The Healthcare Reform Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Other legislative changes have been proposed and adopted in the United States since the Healthcare Reform Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect until 2024, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which , among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if we obtain regulatory approval;
•	our ability to set a price that we believe is fair for our products;
•	our ability to generate revenue and achieve or maintain profitability;
•	the level of taxes that we are required to pay; and
•	the availability of capital.

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

Pursuant to a patent license agreement with the NIH, dated April 11, 2013, we hold an exclusive, worldwide license to certain intellectual property, including to intellectual property related to a CAR-based product candidate that targets the EGFRvIII antigen for the treatment of brain cancer, and head and neck cancer and a TCR-based product candidate that targets the CTA SSX2 for the treatment of head and neck cancer, hepatocellular carcinoma, melanoma, prostate cancer and sarcoma. We have a co-exclusive license to intellectual property related to these product candidates for the treatment of certain other cancers. The NIH may terminate or modify the NIH license in the event of a material breach or upon certain insolvency events that remains uncured following the date that is 90 days following written notice of such breach or insolvency event. Under the license, we are obligated to make certain payments as well as to meet certain development benchmarks within certain time periods, including initiating a Phase 2 clinical trial for the first licensed product within 20 months after the demonstration by the NCI of proof-of-concept. We may be unable to make these payments or meet these benchmarks or may breach our other obligations under this license, which could lead to the termination of this license.

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

Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

•	the scope of rights granted under the license agreement and other interpretation-related issues;
•	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•	our right to sublicense patent and other rights to third parties under collaborative development relationships;
•

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

•	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

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

We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

•	if and when patents will issue;
•	the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
•	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
•	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

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

•

the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

•

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

•	adverse results or delays in clinical trials;
•	our or NCI’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages;
•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of September 30, 2014, our executive officers, directors, and 5% stockholders beneficially owned approximately 42.6% of our voting stock. In addition, our principal stockholder, Arie Belldegrun, our President, Chief Executive Officer and Chairman beneficially owns approximately 15.7% of our outstanding voting stock as of September 30, 2014. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Prior to our IPO, substantially all of our existing stockholders, optionholders and warrantholders entered into lock-up agreements with the underwriters of our IPO that restrict their ability to transfer shares of our common stock or securities convertible into or exercisable or exchangeable for shares of our common stock for at least 180 days from the date of our final prospectus filed with the SEC on June 20, 2014. The lock-up agreements limit the number of shares of common stock that may be sold immediately following our IPO. As of November 10, 2014, there are 38,348,992 shares of stock outstanding, excluding 2,187,941 shares issued but subject to repurchase, as described under Note 3 to our financial statements appearing elsewhere in this Form 10-Q. Subject to certain limitations, approximately 36,866,629 shares will become eligible for sale upon expiration of the lock-up period, as calculated and described in more detail in the “Shares Eligible for Future Sale” section of our final prospectus. In addition, shares issued or issuable upon exercise of options and warrants vested as of the expiration of the lock-up period will be eligible for sale at that time. Sales of stock by these stockholders could have a material adverse effect on the trading price of our common stock.

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

We have broad discretion in the use of the net proceeds from our IPO and may not use them effectively.*

Our management will have broad discretion in the application of the net proceeds from our IPO. Because of the number and variability of factors that will determine our use of the net proceeds, their ultimate use may vary substantially from their currently intended use. Our management might not apply our net proceeds in ways that ultimately increase the value of your investment. We expect to use the net proceeds from our IPO to fund the planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 in patients with refractory DLBCL and additional trials for other indications for KTE-C19, advancement of any additional product candidates that we select, to expand our internal research and development capabilities to explore the next generation of eACT technology and new product candidates and to fund working capital, including general operating expenses. The failure by our management to apply these funds effectively could harm our business. Pending their use, we have invested the net proceeds in short-term, investment-grade, interest-bearing securities, and corporate debt securities. These investments may not yield a favorable return to our stockholders. If we do not invest or apply the net proceeds from our IPO in ways that enhance stockholder value, we may fail to achieve expected financial results, which could cause our stock price to decline.

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

•	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
•	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
•	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
•

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

•

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

•

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

None.

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

Upon receipt, the net proceeds from our IPO were held in cash and cash equivalents, primarily bank money market accounts. Through September 30, 2014, we have not used any of the net proceeds from our IPO. We have invested these funds in some combination of short- and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. We expect to use the net proceeds from our IPO to fund the planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 in patients with refractory DLBCL and additional trials for other indications for KTE-C19, advancement of any additional product candidates that we select, to expand our internal research and development capabilities to explore the next generation of eACT technology and new product candidates and to fund working capital, including general operating expenses. Our expected use of the net proceeds from our IPO represents our current intentions based upon our present plans and business condition. We cannot predict with certainty all of the particular uses for the net proceeds from our IPO, or the amounts that we will actually spend on the uses set forth above. The amounts and timing of our actual use of the net proceeds will vary depending on numerous factors, including our ability to access additional financing, the relative success and cost of our research, preclinical and clinical development programs and whether we are able to enter into future licensing arrangements. As a result, our management will have broad discretion in the application of the net proceeds, and investors will be relying on our judgment regarding the application of the net proceeds from our IPO.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.
3.2(1)	Amended and Restated Bylaws of the Registrant.
4.1(2)	Form of Common Stock Certificate of the Registrant.
4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated April 25, 2014.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Kite Pharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (File No. 001-36508).
(2)	Incorporated by reference to Kite Pharma, Inc.’s Registration Statement on Form S-1 (File No. 333-196081), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE PHARMA, INC.
November 14, 2014	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer
November 14, 2014	By:	/s/ Cynthia M. Butitta
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer