Form 10-K
period 2014-12-31
Kite Pharma, Inc.
filed 2015-03-26
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-36508

KITE PHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	27-1524986
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

2225 Colorado Avenue Santa Monica, California	90404
(Address of Principal Executive Offices)	(Zip Code)

(310) 824-9999

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	The NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The NASDAQ Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, was $696.0 million.

As of March 23, 2015, there were 42,520,601 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A, “Risk Factors” in this Annual Report.

We may, in some cases, use words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” or the negative of those terms, and similar expressions that convey uncertainty of future events or outcomes to identify these forward-looking statements. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements and are based upon our current expectations, beliefs, estimates and projections, and various assumptions, many of which, by their nature, are inherently uncertain and beyond our control. Forward-looking statements in this Annual Report include, but are not limited to, statements about:

●	the success, cost and timing of our product development activities and clinical trials;
●

the ability and willingness of the National Cancer Institute, or the NCI, to continue research and development activities relating to our engineered autologous cell therapy, or eACT, pursuant to the Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the NCI;

●

our ability to obtain and maintain regulatory approval of KTE-C19 and any other product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

●

the ability to license additional intellectual property relating to a product candidate targeting the EGFRvIII antigen from a third-party and relating to additional product candidates from the National Institutes of Health and to comply with our existing license agreements;

●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans and ability to research, develop and commercialize product candidates, including under our research collaboration with Amgen Inc.;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●

our ability to integrate T-Cell Factory B.V., or TCF, a Dutch company we recently acquired, and our ability to potentially significantly expand our pipeline of T cell receptor based product candidates using TCF’s proprietary TCR-GENErator technology platform;

●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to develop our own clinical manufacturing facility and commercial manufacturing facility;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
●	our expectations regarding the period during which we qualify as an emerging growth company under the JOBS Act;
●

our ability to in-license, acquire, or invest in complementary businesses, technologies, products or assets to further expand our portfolio of eACT-based product candidates or to complement our eACT-based product candidates;

●	our use of cash and other resources; and
●	our expectations regarding our ability to obtain and maintain intellectual property protection for our product candidates.

We caution you that the risks, uncertainties and other factors referenced above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot guarantee future results, level of activity, performance or achievements. Any forward-looking statement made by us in this Annual Report speaks only as of the date of this Annual Report or as of the date on which it is made. Except as required by law, we undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, after the date of this Annual Report.

Trademarks and Trade names

We have common law, unregistered trademarks for Kite Pharma and eACT based on use of the trademarks in the United States. This Annual Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. We do this using our engineered autologous cell therapy, or eACT, which we believe is a market-redefining approach to the treatment of cancer. eACT involves the genetic engineering of T cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs. These modified T cells are designed to recognize and destroy cancer cells. We currently fund a Phase 2 clinical trial of a TCR-based therapy and multiple Phase 1-2a clinical trials of CAR- and TCR-based therapies that are each being conducted by our collaborator, the Surgery Branch of the National Cancer Institute, or the NCI. In an ongoing clinical trial, as of November 30, 2014, patients with relapsed/refractory lymphomas and leukemias treated with CAR-based therapy experienced an objective response rate of 76%.

We plan to initiate a Phase 1-2 clinical trial in the first half of 2015 for our lead product candidate KTE-C19, a CAR-based therapy, in patients with refractory diffuse large B cell lymphoma, or DLBCL, primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin’s lymphoma, or NHL. If we believe the data are compelling, we plan to discuss with the U.S. Food and Drug Administration, or FDA, the filing of a Biologics License Application, or BLA, for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL. In addition, we plan to begin Phase 2 clinical trials in 2015 for KTE-C19 in patients with relapsed/refractory mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, and acute lymphoblastic leukemia, or ALL. If we believe the data are compelling, we plan to pursue FDA approval for the additional indications.

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Interest and excitement for immuno-oncology is driven by recent compelling efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure or functional cure for some patients. We believe eACT presents a promising innovation in immunotherapy. eACT has been developed through our collaboration with the NCI, where the program is led by Steven A. Rosenberg, M.D., Ph.D., a recognized pioneer in immuno-oncology. Our Founder and Chief Executive Officer, Arie Belldegrun, M.D., FACS, in addition to his prior roles at Agensys, Inc. and Cougar Biotechnology, Inc., also has significant experience in this field dating back to his time at the NCI as a research fellow in surgical oncology and immunotherapy with Dr. Rosenberg.

The patient’s immune system, particularly T cells, is thought to play an important role in identifying and killing cancer cells. eACT involves modifying a patient’s T cells outside the patient’s body, or ex vivo, causing the T cells to express CARs or TCRs, and then reinfusing the engineered T cells back into the patient. CARs can recognize native cancer antigens that are part of an intact protein presented on the cancer cell surface. TCRs broaden the therapeutic approach by recognizing fragments on the cancer cell surface derived from intracellular proteins. By combining both CAR and TCR approaches, we have the potential to generate a broad portfolio of products that can target both solid and hematological tumors.

We have a Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the NCI, through which we are funding the research and development, including clinical trials, of eACT-based product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies. We believe our collaboration with the NCI allows us to identify promising CAR- and TCR-based product candidates for clinical testing. The NCI, with Dr. Rosenberg as the principal investigator, filed investigational new drug applications, or INDs, with the FDA in order to conduct clinical trials of CAR- and TCR-based product candidates. We will have to submit separate INDs to conduct our own clinical trials relating to these product candidates. Under the CRADA, we have an exclusive option to negotiate commercialization licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plan.

We also have a Research Collaboration and License Agreement with Amgen Inc., or the Amgen Agreement, pursuant to which we and Amgen expect to develop and commercialize additional CAR-based product candidates directed against various targets contributed to the collaboration by Amgen. We received $60.0 million as an upfront payment pursuant to the Amgen Agreement, a portion of which we will pay to one of our licensors.

Our lead product candidate, KTE-C19, is an anti-CD19 CAR T cell therapy. CD19 is a protein expressed on the cell surface of B cell lymphomas and leukemias. We are funding an ongoing NCI Phase 1-2a clinical trial utilizing anti-CD19 CAR T cell therapy that is designed to establish a dose level and appropriate conditioning regimen, as well as to assess overall safety, in patients with B cell lymphomas and leukemias. The trial’s primary objective is to determine the safety and feasibility of the administration of anti-CD19 CAR T cell therapy. KTE-C19 will use the identical anti-CD19 CAR construct and viral vector that is being used in the NCI trial. However, we believe we have streamlined and optimized the NCI’s original manufacturing process of anti-CD19 CAR T cells for our KTE-C19 product candidate. In addition, the NCI has begun using the same manufacturing process that will be used for KTE-C19 in its ongoing Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy. On December 12, 2013, we entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with Cabaret Biotech Ltd., or Cabaret, and its founder relating to intellectual property and know-how owned or licensed by Cabaret and relating to CAR constructs that encompass KTE-C19. While we are funding the NCI trial pursuant to the CRADA, we do not expect to license intellectual property relating to KTE-C19 from the NIH.

As of November 30, 2014, the objective response rate of the 29 evaluable patients in the NCI Phase 1-2a clinical trial was 76%. Objective response occurs when there is a complete remission or a partial remission, as measured by standard criteria. Generally, a complete remission requires a complete disappearance of all detectable evidence of disease, and a partial remission typically requires at least approximately 50% regression of measurable disease, without new sites of disease. As of November 30, 2014, 16 of the 29 evaluable patients were in remission. Three of the 16 patients later experienced disease progression after their first treatment and subsequently reestablished remission after a second course of treatment and remain in remission. Severe and life threatening toxicities occurred mostly in the first two weeks after cell infusion and generally resolved within three weeks.

We are initially advancing KTE-C19, which has been granted orphan drug designation by both the FDA and the European Commission to treat DLBCL. The FDA designation may provide seven years of market exclusivity in the United States and the European Commission designation may provide ten years of market exclusivity in Europe, each subject to certain limited exceptions. However, the U.S. and European orphan drug designations do not convey any advantages in, or shorten the duration of, the regulatory review or approval process.

In the ongoing NCI Phase 1-2a clinical trial, 17 of the 29 evaluable patients had relapsed/refractory DLBCL, PMBCL or TFL. Eleven of these patients had an objective response to anti-CD19 CAR T cell therapy and six did not respond to therapy. We are pursuing refractory DLBCL, PMBCL and TFL, as our first target indications because of these promising initial NCI results and the commercial opportunity inherent in the significant unmet need of this patient population. DLBCL and follicular lymphoma, or FL, are the most common subtypes of NHL, accounting for approximately 30% and 20%, respectively, of the total 70,000 NHL patients diagnosed each year in the United States, according to the American Cancer Society. Conventional therapy for FL is not curative, and virtually all patients develop progressive disease and chemo-resistance. A pivotal event in the history of some patients with FL is histological transformation to more aggressive malignancies, most commonly DLBCL. We refer to the transformed FL as TFL. There are approximately 1,650 new cases of PMBCL in the United States each year. Patients with refractory DLBCL, PMBCL and TFL following treatment under the current standards of care have a particularly dire prognosis, with no curative treatment options.

We also plan to develop additional CAR-based product candidates. Currently, we are funding an NCI-sponsored Phase 1-2a clinical trial of a CAR-based T cell therapy targeting the EGFRvIII antigen in patients with glioblastoma, a highly malignant brain cancer. In addition, we expect to research and develop CAR-based product candidates pursuant to the Amgen Agreement.

Pursuant to the CRADA and through the NCI, we are also conducting or expect to conduct multiple NCI-sponsored Phase 2 and 1-2a clinical trials involving certain TCR-based T cell therapies, including those targeting SSX2, NY-ESO-1, MAGE and HPV antigens that are found on multiple cancers. We have license agreements with the NIH for intellectual property relating to TCR-based T cell therapies targeting SSX2, NY-ESO-1 and HPV antigens.

Recent Developments

Expansion of the CRADA

On February 24, 2015, we amended the CRADA to expand the research plan to include (1) the research and development of the next generation of TCR-based product candidates that are engineered to recognize neo-antigens, which are specific to the unique genetic profile of a patient’s own tumor, (2) the optimization of new methods to manufacture this next generation of TCR-based product candidates and (3) the advancement of CAR-based product candidates for the treatment of clear cell renal cell carcinoma and TCR-based product candidates for the treatment of certain epithelial tumors such as lung and colorectal cancer.

T-Cell Factory Acquisition

On March 17, 2015, we acquired T-Cell Factory, B.V., or TCF, a privately-held biotechnology company headquartered in the Netherlands, which was renamed Kite Pharma EU.  The TCF acquisition has the potential to significantly expand our pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, TCF can rapidly and systematically discover tumor-specific TCRs. We believe this platform could generate a TCR-based product candidate that could enter the clinic as early as 2017.

The TCF acquisition also brings us expertise from Europe’s leading scientists in the field of T cell immuno-oncology as well as a strong partnership with the Netherlands Cancer Institute-Antoni Van Leeuwenhoek, or NKI-AVL, which is the only dedicated cancer center in the Netherlands and maintains an important role as a national and international center of scientific and clinical expertise, development and training. Antonius Schumacher, Ph.D., a preeminent scientist in the field of T cell immuno-oncology, will serve as Chief Scientific Officer of Kite Pharma EU.  Dr. Schumacher is currently Deputy Director and Principal Investigator of the NKI-AVL.  TCF also has a license agreement with the NKI-AVL for know-how, materials and protocols, and the right of first negotiation of certain intellectual property rights with relevance to TCRs that may be developed in Dr. Schumacher’s lab at the NKI-AVL over the next five years.

Our Strategy

Our goal is to be a leader in immunotherapies with multiple cancer indications. To achieve this, we are developing a pipeline of eACT-based product candidates for the treatment of advanced solid and hematological malignancies. Key elements of our strategy are to:

Rapidly advance KTE-C19 through clinical development.

Based upon promising initial clinical results from the NCI Phase 1-2a trial, we plan to advance our lead product candidate, KTE-C19, for the treatment of patients with refractory aggressive NHL. We filed an IND in December 2014 and will initiate a Phase 1-2 single-arm multicenter clinical trial of KTE-C19 in patients with refractory DLBCL, PMBCL and TFL. We anticipate patient enrollment to begin in the first half of 2015.

If we believe the data are compelling, we plan to discuss with the FDA the filing of a BLA for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL. The FDA may grant accelerated approval for product candidates for serious conditions that fill an unmet medical need based on a surrogate or intermediate clinical endpoint, including tumor shrinkage, because such shrinkage is considered reasonably likely to predict a real clinical benefit of longer life. Assuming compelling data, we believe our accelerated approval strategy is warranted, given the limited alternatives for patients with refractory aggressive NHL. Even if accelerated approval is granted, confirmatory trials will be required. We plan to initiate a randomized confirmatory study in refractory aggressive NHL in order to fulfill likely post-marketing clinical study requirements to convert any accelerated approval to regular approval.

We also plan to begin Phase 2 clinical trials in 2015 for KTE-C19 in patients with relapsed/refractory MCL, ALL and CLL. If we believe the data are compelling, we plan to pursue FDA approval for these indications.

Continue our collaborative relationship with the NCI to selectively identify and advance additional product candidates.

Our collaboration with the NCI provides us the opportunity to select products for oncology development based on human proof-of-concept data rather than preclinical animal data alone. We believe this approach will significantly reduce the risk in our development programs. We plan to select products for development based on a favorable benefit-to-risk ratio and proof-of-concept established in the clinic by the NCI. We believe with our NCI collaboration, we may assess the filing of at least one IND a year, exclusive of the NCI-related INDs, for the duration of the CRADA. We expect to file an IND relating to a TCR-based product candidate in late 2015 and an IND relating to an eACT-based product candidate in 2016. The CRADA has a five-year term expiring on August 30, 2017, and may be terminated earlier by the NCI. We have recently expanded our relationship with the NCI by amending the CRADA for the research and development of additional eACT-based product candidates, including the next generation of TCR-based product candidates directed against neo-antigens, and intend to continue to foster our strong relationship with the NCI.

Advance multiple eACT-based product candidates to allow for treatment on a patient-by-patient basis.

We believe the addition of other eACT-based product candidates to the pipeline would increase the cancer population coverage and allow us to leverage the expected manufacturing and development capabilities relating to KTE-C19.

We plan to exclusively license and develop a portfolio of TCR-based product candidates targeting various cancers based on data from the NCI Phase 2 clinical trial and Phase 1-2a clinical trials that we are funding under the CRADA. We also believe that the recent TCF acquisition has the potential to significantly expand our pipeline of TCR-based product candidates. We plan to develop a TCR-based product portfolio that targets specific antigens expressed by cancer cells irrespective of where the cancer originates. As a result, we believe this approach may allow for regulatory approvals of our personalized TCR-based product candidates without respect to cancer cell origin.

We also plan to develop additional CAR-based product candidates, including under the Amgen Agreement.

In addition, we may in-license, acquire, or invest in complementary businesses, technologies, products or assets to further expand our portfolio of eACT-based product candidates or to complement our eACT-based product candidates.

Establish commercialization and marketing capabilities of current and future pipeline products.

We have entered into a lease for a commercial manufacturing facility in El Segundo, which is adjacent to Los Angeles International Airport.  We anticipate the El Segundo facility will be operational to support the planned commercial launch of KTE-C19 in 2017. Upon any regulatory approval of KTE-C19, we intend to build a focused specialty sales and marketing organization to commercialize KTE-C19. We expect to initially target the 50 highest volume transplant and lymphoma referral centers in the United States. We may also selectively partner with third parties to commercialize and market any approved product candidates outside the United States.

Engineered Autologous Cell Therapy (eACT)

White blood cells are a component of the immune system and are responsible for defending the body against infectious pathogens and other foreign material. There are several types of white blood cells, including T cells, natural killer cells, and B cells. T cells can be distinguished from other white blood cells by T cell receptors present on their cell surface. These receptors contribute to tumor surveillance by helping T cells recognize cancerous cells. The T cell has the ability to kill the cancerous cell once it is identified. When the T cells with cancer-specific receptors are absent, present in low numbers, of poor quality or rendered inactive by suppressive mechanisms employed by tumor tissue, cancer may grow and spread to various organs. In addition, standard of care treatments can be deleterious to T cells’ ability to kill cancer. We believe eACT has the potential to treat cancer by overcoming the limits of a person’s immunosurveillance by increasing the effectiveness and number of a patient’s cancer-specific T cells.

eACT involves (1) harvesting T cells from the patient’s blood, (2) genetically engineering T cells to express cancer-specific receptors, (3) increasing the number of engineered T cells and (4) infusing the functional cancer-specific T cells back into the patient. These cancer-specific T cells are engineered to recognize and kill cancer cells based on their specific protein targets. The T cell engineering process that we have developed, and are preparing to implement in our Phase 1-2 clinical trial, for KTE-C19, takes approximately two weeks from receipt of the patient’s white blood cells to infusion of the engineered T cells back to the patient. We intend to provide eACT to patients after they receive a short chemotherapy conditioning regimen, which is intended to improve the survival and proliferative capacity of the newly infused T cells.

1. Patient receives
lymphocyte-depleting chemotherapy
2. Engineered CAR or TCR T cells
infused back into the patient
Patient's white blood
cells collected
T cell activation
Transduction with viral vector
encoding CAR or TCR gene
T cell proliferation
© 2015 Kite Pharma, Inc.

Using eACT technology, T cells can be genetically modified to express one of two classes of cancer-specific receptors: CARs or TCRs. CARs recognize native cancer antigens that are part of an intact protein on the cancer cell surface. TCRs broaden the therapeutic approach by targeting cancer proteins that reside inside the cancer cells. In ordinary cell metabolism, intracellular proteins are broken down into fragments called peptides. These peptides are then “displayed” on the cell membrane by a “presenting” molecule called major histocompatibility complex, or MHC. While T cells may not be able to recognize cancer-specific proteins inside a cancer cell, T cells that are engineered with TCRs are able to recognize a specific peptide from an intracellular protein when it is displayed on the cancer cell surface.

T cells engineered with CARs or TCRs can proliferate inside a patient and have the potential to infiltrate the microenvironment of a solid cancer mass, killing large numbers of cancer cells. Furthermore, we believe T cells engineered with CARs or TCRs can potentially overcome several mechanisms of tumor escape to which endogenous T cells may be susceptible. Upon activation, the T cells release cytokines, which contribute to the killing of cancer cells. However, excessive cytokine release can result in a systemic inflammatory reaction consisting of fever and low blood pressure.

CARs and TCRs are discussed in more detail below.

CARs

Engineering T cells with a CAR involves using a viral vector (a delivery vehicle) containing the CAR gene to transduce, or integrate, that gene into the T cell’s chromosomal make-up. The CAR gene encodes the single-chain CAR protein. The KTE-C19 CAR is comprised of the following elements:

●

Target Binding Domain: At one end of the CAR is a target binding domain of an antibody that is specific to the target antigen CD19 on the cancer cell surface. This domain extends out of the engineered T cell into the extracellular space, where it can recognize target antigens. The target binding domain consists of a single-chain variable fragment, or scFv, of an antibody comprising variable domains of heavy and light chains joined by a short linker. This allows the expression of the CAR as a single-chain protein.

●

Transmembrane Domain and Hinge: This middle portion of the CAR links the scFv target binding domain to the activating elements inside the cell. This transmembrane domain “anchors” the CAR in the cell’s membrane. In addition, the transmembrane domain may also interact with other transmembrane proteins that enhance CAR function. In the extracellular region of the CAR, directly adjacent to the transmembrane domain, lies a “hinge” domain. This region of the CAR provides structural flexibility to facilitate optimal binding of the CAR’s scFv target binding domain with the target antigen on the cancer cell’s surface.

●

Activating Domains: Located within the T cell’s interior are two regions of the CAR responsible for activating the T cell upon binding to the target cell. The CD3z element delivers an essential primary signal within the T cell, and the CD28 element delivers an additional, co-stimulatory signal. Together, these signals trigger T cell activation, resulting in proliferation of the CAR T cells and direct killing of the cancer cell. In addition, T cell activation stimulates the local secretion of cytokines and other molecules that can recruit and activate additional anti-tumor immune cells.

CD28
5′ LTR
scFv
CD3ζ
3′ LTR
CAR vector construct
Viral vector
Target binding domain: antibody derived (scFv)
Hinge
Transmembrane domain
Costimulatory domain: CD28
Essential activating domain: CD3ζ
CAR-engineered T cell
Tumor cell
CD19
Cytolytic activity
Cytokine release
Proliferation
CAR-engineered T cell
© 2015 Kite Pharma, Inc.

TCRs

Engineering T cells with a TCR involves using a viral vector containing TCR genes to transduce those genes into the T cell’s chromosomal makeup. The TCR genes encode two protein chains, which are designed to bind with specific peptides presented by MHC on the surface of certain cancer cells. The TCR protein chains are expressed on the T cell surface where they associate with CD3 proteins, which are natural components of the T cell. Upon binding of the TCR to the peptide-MHC complex on the cancer cell surface, the CD3 proteins deliver signals that trigger T cell activation, resulting in proliferation of the TCR T cells, direct killing of the cancer cell and stimulation of cytokines and other molecules that can recruit and activate additional anti-tumor immune cells.

TCR technology primarily targets cancer antigens that fall into two main categories: self-antigens and neo-antigens, also known as cancer-specific antigens. Self-antigens are generally shared across patients and include differentiation markers and cancer testis antigens, or CTAs. CTAs are expressed on a wide variety of common tumor types of various histological origins. We believe a subset of CTAs, which include SSX2, NY-ESO-1 and MAGE, are appropriate eACT targets because their expression on normal tissue is generally restricted to tissues that do not express MHC in adults. As a result, T cells engineered to target cells with such CTAs would target cancer cells rather than non-cancerous cells. We are initially focused on developing CTA-specific TCR-based product candidates. However, we have recently amended the CRADA to further the research and development of the next generation of TCR-based product candidates that would target neo-antigens, which are those derived from mutations arising in the tumor.

5′LTR
TCR α
TCR β
3′LTR
TCR vector construct
Viral vector
α
β
TCR α and TCR β chains
ε
γ
ζ
δ
ε
Endogenous CD3 signaling chains
TCR-engineered T cell
Cancer-associated protein
Peptide processing
Peptides assembled with MHC
Tumor cell
Cytolytic activity
Cytokine release
Proliferation
TCR-engineered T cell
© 2015 Kite Pharma, Inc.

CAR and TCR Differences

There are three main differences between CARs and TCRs:

●

MHC Restriction: Since TCRs recognize peptides only in the context of MHC molecules expressed on the surface of the target cell, their peptide specificity is termed MHC-restricted. In contrast, CAR target recognition is MHC-unrestricted. In humans, MHC molecules are known as human leukocyte antigen, or HLA, proteins. There are several HLA protein types which display genetic variation across the human population. As a result, a TCR-based product candidate would have to be matched to the HLA type of the patient.

●

Cancer Target Frequency: CARs recognize native cancer antigens that are part of an intact protein on the cancer cell surface. Bioinformatic studies predict that 20% to 30% of all encoded proteins may be extracellular or membrane-associated. TCRs broaden the therapeutic approach by recognizing specific peptides of intracellular proteins that are displayed on the cancer cell surface in combination with MHC.

●

Antigen-Presenting Cell Recognition: As opposed to CARs, TCRs have the potential to recognize cancer antigens not only presented directly on the surface of cancer cells but also presented by antigen-presenting cells in the tumor microenvironment and in secondary lymphoid organs. Antigen-presenting cells are native immune-system cells responsible for the amplification of the immune response.

Other Immunotherapies

Immuno-oncology is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Over the past few decades, several novel treatment methodologies have emerged that modulate the immune system including vaccines and monoclonal antibodies. Therapeutic vaccines have historically been associated with modest efficacy in the treatment of cancer. They commonly utilize dendritic cells, a form of immune cell that presents tumor antigens to T cells, which can result in T cell activation. Similarly, monoclonal antibodies, after binding a cancer antigen, classically utilize an effector arm in order to stimulate an immunological response.

More recently, interest and excitement has centered around the use of bi-specific antibodies and checkpoint inhibitors. Bi-specific antibodies commonly target both the cancer antigen and T cell receptor, thus bringing both cancer cells and T cells in close proximity to maximize the likelihood of an immune response to the cancer cells. Checkpoint inhibitors, or CPIs, work by releasing the body’s natural “brakes” on the immune system. Tumors can evade immune surveillance by triggering co-inhibitory receptors that can blunt T cell effectiveness and proliferation. By targeting these receptors, CPIs release these brakes, thereby reactivating T cells. Both bispecific antibodies and CPIs require functioning T cell populations in order to exert their effect.

We believe our eACT presents a promising innovation in immunotherapy by focusing directly on the key immune mediator, the T cell. Our genetically engineered T cells bind to cancer cells directly, and as such, have the potential to kill a substantial number of tumor cells. In addition, we note that eACT may be synergistic with other forms of immunotherapy. As an example, eACT may potentially be used in combination with CPIs to enhance efficacy.

Our Product Pipeline

We are developing a pipeline of eACT-based product candidates for the treatment of advanced solid and hematological malignancies, as shown below.

(1) Clinical trials being conducted by the NCI pursuant to the CRADA.

KTE-C19

Overview

We are initially developing KTE-C19 for the treatment of refractory aggressive NHL. NHL is a cancer of white blood cells, including B cells. CD19 is expressed on the surface of B cells, including malignant B cells, and it is not expressed on any other tissue. B cells are considered non-essential tissue, as they are not required for patient survival. We believe CD19 is an appropriate target for the treatment of all types of B cell leukemias and lymphomas.

Diffuse Large B Cell Lymphoma, Primary Mediastinal B cell Lymphoma and Transformed Follicular Lymphoma

We expect initially to develop and seek approval of KTE-C19 for the treatment of patients with refractory DLBCL, PMBCL and TFL. According to the American Cancer Society, DLBCL is the most common subtype of NHL, accounting for approximately 30% of the total 70,000 NHL patients diagnosed each year in the United States. It is classified as an aggressive lymphoma, in which survival is measured in months rather than years.

First line therapy for patients with DLBCL usually consists of chemotherapy regimen known as R-CHOP (rituximab, cytoxan, adriamycin, vincristine and prednisone), which includes the use of a monoclonal antibody known as rituximab. Approximately 50% to 60% of DLBCL patients are cured with first line therapy.

For patients who relapse or are refractory to first line therapy, the current standard of care for second line therapy consists of a platinum-based chemotherapy regimen with rituximab. These second line chemotherapy regimens are either R-ICE (rituximab, ifosfamide, carboplatin and etoposide) or R-DHAP (rituximab, dexamethasone, cytarabine and cisplatin).

Patients who respond to second line therapy may go on to receive hematopoietic cell transplantation, or HCT. Patients who do not respond to second line therapy or relapse after HCT are treated with a third line salvage chemotherapy. These patients have a poor prognosis and treatment is generally palliative with no curative treatment options.

Follicular lymphoma, or FL, is the second most common type of NHL and the most common type of indolent NHL, or iNHL. There are approximately 15,300 new diagnoses of FL in the United States each year. Conventional therapy for FL is not curative, and virtually all patients develop progressive disease and chemo-resistance. A pivotal event in the history of some patients with FL is histological transformation to more aggressive malignancies, most commonly DLBCL.

Due to differences in clinicopathologic features and treatment regimens, PMBCL can be considered a different patient population to DLBCL. There are approximately 1,650 new cases of PMBCL in the United States each year. Patients can be generally classified as having either limited stage or advanced stage disease. Limited stage disease can be contained within one irradiation field. In contrast, advanced stage disease refers to disease that cannot be contained within one irradiation field, bulky disease (greater than ten centimeter wide tumors), and tumors that have an associated pericardial or pleural effusion. Patients of advanced stage disease are typically treated with induction chemoimmunotherapy. Primary refractory disease occurs when initial therapy fails to achieve a complete response and the general approach is to administer systemic chemotherapy with or without rituximab with plans to proceed to high-dose chemotherapy and HCT in those with chemotherapy-sensitive disease. The treatment of patients who are not candidates for HCT, who fail to respond to second line chemotherapy regimens, or who relapse after HCT is generally palliative. Salvage therapy is rarely curative.

Other Lymphomas and Leukemias

We also expect to develop and seek regulatory approval of KTE-C19 for the treatment of other lymphomas and leukemias, including MCL, CLL and ALL.

There are approximately 4,100 new cases of MCL in the United States each year. Therapy for MCL is not curative, and virtually all patients will have refractory or recurrent disease. Treatment of MCL is difficult due to the rapid development of resistance to therapy.

CLL is the most common leukemia, with approximately 15,000 new cases in the United States per year. It is characterized by a progressive accumulation of functionally incompetent lymphocytes which are monoclonal in origin. Most patients with CLL will have an initial complete or partial response to chemotherapy, but relapse invariably occurs after treatment discontinuation unless the patient undergoes allogeneic HCT, which is the only known curative therapy. Almost all patients with CLL will develop refractory disease.

ALL is another main type of leukemia and has an aggressive course. Approximately 6,000 patients are diagnosed with ALL in the United States each year. Approximately 90% of patients with ALL will demonstrate a complete remission with intensive induction chemotherapy. However, after consolidation and maintenance therapy, the majority of patients will relapse in the bone marrow. Although approximately half of patients with relapsed ALL will obtain a second complete remission, most will eventually die from leukemia. The prognosis of patients with relapsed or refractory ALL is poor, with median survival less than one year.

Clinical Experience

We are funding a Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy that is being conducted by the NCI, with Dr. Steven A. Rosenberg as the principal investigator. The anti-CD19 CAR T cell therapy is being administered to patients with CD19-positive B cell malignancies. The trial’s primary objective is to determine the safety and feasibility of the administration of anti-CD19 CAR T cell therapy with a conditioning regimen that does not include any stem cell transplantation, or myeloablative, conditioning regimen in patients with B cell malignancies. The trial’s secondary objectives are to determine (1) the in vivo survival of the anti-CD19 CAR transduced T cells and (2) if the treatment regimen causes regression of B cell malignancies. As of November 30, 2014, a total of 32 patients had been treated, including three patients who received two doses of the CAR T cells. Most patients received at least four lines of prior therapy, and among the 17 evaluable patients with DLBCL, TFL or PMBCL, 76% were chemotherapy refractory and 24% had relapsed after autologous stem cell transplant.

Three groups of patients have been treated to November 30, 2014. Group 1 consisted of eight patients, including one patient who was retreated, treated with various doses of CAR T cells following a conditioning regimen consisting of high dose cyclophosphamide for two days followed by fludarabine for five days. These patients also received high dose Interleukin-2 after the CAR T cell administration to stimulate their proliferation. Group 2 consisted of 15 patients, including two patients from group 1 who were retreated, who received cyclophosphamide and fludarabine and no Interleukin-2 following the CAR T cell administration. After these 21 patients were treated, the doses of cyclophosphamide and fludarabine were reduced to improve the tolerability of the regimen for group 3. As of November 30, 2014, 11 patients have received CAR T cells using the reduced intensity conditioning regimen in group 3.

Efficacy

The 32 patients received a total of 35 infusions of anti-CD19 CAR, as three patients were retreated upon eventual cancer progression after the first dose of CAR T cells. Of the 32 patients who were treated, two were not evaluable for efficacy due to death prior to the first response evaluation, as noted below, and one other had been treated but had not yet reached the one month follow-up disease assessment and therefore was not yet evaluated.

For the 29 evaluable patients, the objective response rate was 76%. Objective response occurs when there is a complete remission or a partial remission, as measured by standard criteria. Generally, a complete remission requires a complete disappearance of all detectable evidence of disease, and a partial remission typically requires at least approximately 50% regression of measurable disease, without new sites of disease. The greatest change in shrinkage of the tumor masses for each evaluable patient is shown in the following chart.

Waterfall Plot of Tumor Shrinkage

140
130
120
40
30
20
10
0
-10
-20
-30
-40
-50
-60
-70
-80
-90
-100
-110
% Change
Best Response
CR
PR
SD
PD

Tumor responses tended to occur relatively early after conditioning and anti-CD19 CAR T cell therapy, typically at the first follow-up scan at month one. As of November 30, 2014, 16 of the 29 evaluable patients were in remission. Three of the 16 patients later experienced disease progression after their first treatment and subsequently reestablished remission after a second course of treatment and remain in remission.

We believe these results are compelling in heavily pretreated patients, most of whom had received at least four lines of prior therapy.

Safety

When the patients received the CAR T cells, all of them had low blood counts due to the chemotherapy conditioning regimen. The most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, somnolence, and speech impairment. Grade 3 and 4 toxicities occurred mostly in the first two weeks after cell infusion and generally resolved within three weeks.

The following table summarizes the adverse events by worst grade attributed to the CAR T cell infusion in the 32 patients treated as of November 30, 2014, with Grade 2 representing moderate toxicity, Grade 3 representing severe toxicity and Grade 4 representing life threatening toxicity. Grade 5 toxicity represents toxicity resulting in death and no occurrences of Grade 5 toxicity were related to the CAR T cell infusion.

Summary of Adverse Events related to Anti-CD19 CAR T Cells by Worst Grade

Organ	Adverse Event	Grade 2-5	Grade 3	Grade 4
Any	Any	20 (63%)	6 (19%)	8 (25%)
Cardiac	Hypotension	7 (22%)	2 (6%)	3 (9%)
	Left ventricular systolic dysfunction	1 (3%)	0 (0%)	0 (0%)
Constitutional Symptoms	Fever (in the absence of neutropenia)	5 (16%)	0 (0%)	0 (0%)
Metabolic / Laboratory	Creatinine	4 (13%)	1 (3%)	2 (6%)
Neurology	Ataxia	1 (3%)	0 (0%)	0 (0%)
	Confusion	3 (9%)	2 (6%)	0 (0)%
	Encephalopathy	1 (3%)	1 (3%)	0 (0%)
	Cranial neuropathy	2 (6%)	1 (3%)	0 (0%)
	Motor neuropathy	2 (6%)	1 (3%)	0 (0%)
	Pyramidal tract dysfunction	1 (3%)	0 (0%)	1 (3%)
	Somnolence	3 (9%)	0 (0%)	3 (9%)
	Aphasia/Dysphasia	5 (16%)	0 (0%)	2 (6%)
	Syncope	1 (3%)	1 (3%)	0 (0%)
	Tremor	1 (3%)	0 (0%)	0 (0%)
Pulmonary / Upper Respiratory	Dyspnea	1 (3%)	0 (0%)	0 (0%)
	Hypoxia	2 (6%)	1 (3%)	0 (0%)
Renal / Genitourinary	Low Urine Output	1 (3%)	0 (0%)	0 (0%)
Vascular	Acute vascular leak syndrome	1 (3%)	1 (3%)	0 (0%)

Patients in this clinical trial received cell doses ranging from 1-30 million cells per kilogram of body weight.  Although the regimens were adjusted during the trial in response to toxicity, it is not yet clear how toxicity is related to cell dosage and conditioning chemotherapy.

Patients chosen for the clinical trial generally had a poor prognosis and several patients in the trial died. However, the causes of death were not attributed to the CAR T cells.

Anti-CD19 CAR T cell therapy can result in long-term B cell depletion that may require patients to receive periodic doses of gammaglobulin to help prevent infections. However, B cells are considered to be non-essential tissue, as they are not required for patient survival.

In a separate Phase 1 dose escalation study conducted by the Pediatric Oncology Branch of the NCI, administration of anti-CD19 CAR T cells resulted in a 70% complete response rate in 20 pediatric or young adult patients with relapsed/refractory ALL. Sixty percent of the 20 patients achieved a minimal residual disease, or MRD, negative complete response. Ten of the patients who had an MRD-negative complete response subsequently underwent hematopoietic stem-cell transplantation, and all 10 remained disease free. The study’s primary objectives were to determine maximum tolerated dose, feasibility and toxicity. As seen in the Phase 1-2a clinical trial described above, infusion of anti-CD19 CAR T cells was associated with significant, acute toxicities, including febrile neutropenia, cytokine release syndrome, chemical laboratory abnormalities, low blood counts and transient neurological deficits.

Preclinical Experience

Anti-CD19 CAR T cell therapy has been explored in both in vitro and animal studies, with positive results. In the laboratory, in vitro studies demonstrated robust killing activity by anti-CD19 CAR T cells of human CD19-positive target cells. Additionally, in a fully immune-competent mouse lymphoma model, anti-CD19 CAR T cell infusion resulted in profound and durable tumor regression and long-term disease-free survival. Mice that received T cells expressing a CAR with irrelevant specificity, or no T cells at all, rapidly developed large lymphoma masses and extensive metastatic lymphoma in spleen and lymph nodes. Other mice studies revealed that irradiation before anti-CD19 CAR T cell transfer was critical for anti-tumor activity.

In the mice studies, no toxicities associated with anti-CD19 CAR T cell therapy were observed, except for a complete and extended depletion of normal B cells after anti-CD19 CAR T cell therapy.

Development Strategy

We will initiate a Phase 1-2 single-arm multicenter clinical trial of KTE-C19 in approximately 120 patients with refractory DLBCL, PMBCL and TFL.  We expect the clinical trial to be conducted at approximately 25 sites, with objective response rate as the primary endpoint. In the Phase 2 portion of the trial, we expect to treat approximately 72 patients with DLBCL in cohort one and approximately 40 patients with PMBCL and TFL in cohort two. We expect the Phase 2 enrollment to take approximately 12 months from commencement of the Phase 2 portion.  We plan to conduct an interim analysis of cohort one after 50 patients are treated.  If we believe the data are compelling and show a convincing benefit-to-risk ratio compared to historical data, we plan to file a BLA for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL.

We plan to initiate a randomized confirmatory study in refractory aggressive NHL in order to fulfill likely post-marketing clinical study requirements to convert any accelerated approval to regular approval. The design of this randomized confirmatory study has yet to be confirmed pending regulatory discussion and emerging clinical data. This study is planned to be ongoing at the time of the expected BLA approval for accelerated approval in refractory DLBCL, PMBCL and TFL. If the randomized confirmatory study demonstrates a clinically and statistically significant survival benefit, and assuming approval of the BLA, we would plan to file a Biologics License Supplement, or BLS, for regular approval.

We also plan to begin Phase 2 clinical trials in 2015 for KTE-C19 in patients with relapsed/refractory MCL, ALL and CLL. If we believe the data are compelling, we plan to pursue FDA approval for the additional indications.

Additional eACT-Based Product Candidates

Pursuant to the CRADA, we are funding an NCI Phase 2 and multiple NCI Phase 1-2a clinical trials involving certain CAR- and TCR-based T cell therapies. We expect to select CAR- and TCR-based product candidates for development based on data from these clinical trials. Our collaboration with the NCI provides us the opportunity to select products for oncology development based on human proof-of-concept data rather than preclinical animal data alone. We believe this approach will significantly reduce the risk in our development programs. We plan to select product candidates for further development based on a favorable benefit-to-risk ratio and proof-of-concept established in the NCI clinical trials.

We also expect that the Amgen Agreement will expand our CAR-based product candidate pipeline and that our recent acquisition of TCF will potentially significantly expand our TCR-based product candidate pipeline.

CAR-Based Product Candidates

We may seek to develop additional CAR-based product candidates. Currently, we are funding an NCI Phase 1-2a clinical trial of a CAR-based T cell therapy targeting the EGFRvIII antigen in patients with glioblastoma, a highly malignant brain cancer. The NCI is conducting this trial at the NIH. The trial’s primary objectives are to (1) evaluate the safety of the administration of anti-EGFRvIII CAR T cell therapy in patients receiving the nonmyeloablative conditioning regimen, and Interleukin-2 and (2) determine the six month progression free survival of patients receiving anti-EGFRvIII CAR T cell therapy and Interleukin-2 following a nonmyeloablative but lymphoid depleting preparative regimen. The trial’s secondary objectives are to (1) determine the in vivo survival of the gene-engineered cells and (2) evaluate radiographic changes after treatment to measure objective tumor response. Patients are currently being enrolled into the Phase 1 dose escalation part of the trial and no results from this trial have been published.

TCR-Based Product Candidates

Pursuant to the CRADA, we are funding or expect to fund NCI Phase 2 and 1-2a clinical trials involving TCR-based T cell therapies targeting SSX2, NY-ESO-1, MAGE and HPV antigens. These antigens are found on multiple cancers. The NCI Phase 2 clinical trial of a TCR-based therapy targeting the NY-ESO-1 antigen is being conducted at the NIH. The trial’s primary objective is to determine whether the administration of anti-NY-ESO-1 plus high-dose Interleukin-2 following a nonmyeloablative lymphoid depleting preparative regimen may result in objective tumor regression in patients with metastatic cancers that express the NY-ESO-1 antigen. The trial’s secondary objectives are to (1) determine the in vivo survival of the gene engineered cells and (2) determine the toxicity profile of this treatment regimen. Patients are currently being enrolled into the dose escalation part of the trial and no results from this trial have been published.

Two NCI Phase 1-2a clinical trials of TCR-based therapies targeting the MAGE antigen are being conducted at the NIH. One trial’s primary objectives are to determine (1) a safe dose of the administration of autologous T cells transduced with an anti-MAGE-A3/A6, which is HLA-DP0401/0402 restricted, or MAGE-A3-DP4, TCR and Interleukin-2 to patients following a nonmyeloablative but lymphoid depleting preparative regimen, (2) if this approach will result in objective tumor regression in patients with metastatic cancer expressing MAGE-A3-DP4 and (3) the toxicity profile of this treatment regimen. This trial’s secondary objective is to determine the in vivo survival of gene-engineered cells. The second trial’s purpose is to see if the anti-MAGE-A3, which is HLA-A1 restricted, cells cause tumors to shrink and to assess safety.  Patients are currently being enrolled into the Phase 1 dose escalation part of each of the trials and no results from either trial have been published.

A planned NCI Phase 1-2a clinical trial of a TCR-based therapy targeting the SSX2 antigen has not yet begun.

The NCI Phase 1-2 clinical trial of a TCR-based therapy targeting the HPV-16 E6 antigen relating to certain cancers associated with the human papillomavirus is being conducted at the NIH. The trial’s primary objectives are to determine (1) a safe dose of administration of autologous T cells transduced with an anti-HPV-16 E6 TCR and aldesleukin to patients following a nonmyeloablative but lymphodepleting preparative regimen and (2) the objective tumor response rate and duration in patients with metastatic or recurrent or refractory HPV-16+ cancers treated with this regimen. The trial’s secondary objective is to determine the toxicity of the treatment regimen and to study immunologic correlates associated with E6 TCR gene therapy for HPV-16+ cancers. Patients are currently being enrolled into the dose escalation part of the trial and no results from this trial have been published.  Christian Hinrichs is the principal investigator of this trial.

With respect to developing a TCR-based product portfolio, we plan to use a novel Phase 2 design wherein patients with various cancers will be screened for tumor antigen expression as well as the patient specific HLA proteins that present the tumor antigen on the cancer cell surface. Patients will then be assigned a TCR-based therapy that matches both the tumor antigen expression and their presenting HLA protein. We believe this approach may allow for regulatory approvals of our personalized TCR-based product candidates without respect to cancer cell origin. As a result, we may be able to select the appropriate treatment from a portfolio of TCR-based product candidates on a patient-by-patient basis.

Preclinical Experience

While we are currently funding NCI Phase 2 and 1-2a clinical trials involving TCR-based T cell therapies, we have strong preclinical data supporting the potential efficacy of multiple TCR-based T cell therapies. For example, several different SSX2-specific TCR genes were screened for their expression and ability to specifically recognize SSX2-expressing cancer cells of a variety of histologies. Based on superior expression, potency and selective activity, an SSX2 TCR was identified as an attractive candidate for subsequent clinical evaluation. In addition to enabling us to select amongst different human TCR genes that target the same antigen, such preclinical studies allow us to make critical decisions regarding utilization of TCR genes derived from humans or mice, or otherwise engineered to optimize function. For instance, preclinical studies have demonstrated that a mouse derived, or murine, TCR targeting the antigen NY-ESO-1 was equivalent to or better than the comparable human-based NY-ESO-1 TCR with respect to stable expression, cytokine production and target cell killing. Compared to certain human TCR protein chains, those that are fully or partially murine, may be less likely to become entwined with endogenous human TCR protein chains, and as such, may be both more effective and selective in vivo.

Manufacturing, Processing and Delivering to Patients

Our manufacturing and processing of eACT product candidates is based on an improved version of the NCI’s original manufacturing and processing of engineered T cells. For KTE-C19, we will use the identical anti-CD19 CAR construct and viral vector that is being used in the ongoing NCI clinical trial. We believe we have streamlined and optimized the NCI’s original process, such as by removing human serum from the process to minimize risk of viral contamination, moving process steps from an open system to a closed system to minimize the risk of other contamination and standardizing the viral transduction process to help eliminate processing inconsistencies. In July 2014, the NCI submitted an IND amendment to use our streamlined and optimized process, and as of November 30, 2014, the NCI has treated four patients with T cells prepared by the new process.

Because it is important to rapidly treat patients with highly aggressive cancers, we have developed, and are preparing to implement in our Phase 1-2 clinical trial, a T cell engineering process for KTE-C19 that takes approximately two weeks from receipt of the patient’s white blood cells to infusion of the engineered T cells back to the patient. The processing of our lead product candidate, KTE-C19, begins with the collection of the patient’s white blood cells using a standard blood bank procedure. The collected cells are then sent to a central processing facility, where the peripheral blood mononuclear cells, including T cells, are isolated from the other sample components. These cells are stimulated to proliferate, then transduced with a retroviral vector to introduce the CAR gene into the patient’s T cells. These engineered cells are then propagated in cell culture bags until sufficient cells are available for infusion back into the patient. The engineered T cells are then washed and frozen at the cell processing site, and shipped back to the clinical center where they can be administered to the patient. In preparation for administration of the engineered T cells, the patient undergoes a short chemotherapy conditioning regimen, which is intended to improve the survival and proliferative capacity of the newly infused T cells.

We expect Progenitor Cell Therapy, LLC, or PCT, to process KTE-C19 for our clinical trials in patients with refractory DLBCL, PMBCL and TFL. Cell processing activities are conducted at PCT under current good manufacturing processes, or cGMP, using qualified equipment and materials. We have engaged a third-party contractor to manufacture the retroviral vector that delivers the applicable CAR gene into the T cells under cGMP. We believe all materials and components utilized in the production of the retroviral vector and final T cell product are readily available from qualified suppliers.

We expect to rely on PCT to meet anticipated clinical trial demands. In the future, we may rely on PCT or other third parties, and expect to develop our own manufacturing capabilities for the manufacturing and processing of eACT-based product candidates for our clinical trials. We have recently leased a clinical manufacturing facility near our headquarters in Santa Monica, California.

To meet projected needs for commercial sale quantities, we intend to develop our own commercial manufacturing facility to supply and process products on a patient-by-patient basis. We have entered into a lease for a commercial manufacturing facility in El Segundo, which is adjacent to Los Angeles International Airport. We anticipate the El Segundo facility will be operational to support the planned commercial launch of KTE-C19 in 2017. Developing our own manufacturing capabilities may require more costs than we anticipate or result in significant delays. If we are unable to develop our own manufacturing capabilities, we will rely on contract manufacturers, including both current and alternate suppliers, to ensure sufficient capacity is available for commercial purposes prior to the filing of a BLA.

Intellectual Property

Intellectual property is of vital importance in our field and in biotechnology generally. We seek to protect and enhance proprietary technology, inventions, and improvements that are commercially important to the development of our business by seeking, maintaining, and defending patent rights, whether developed internally or licensed from third parties. We will also seek to rely on regulatory protection afforded through orphan drug designations, data exclusivity, market exclusivity and patent term extensions where available.

To achieve this objective, a strategic focus for us has been to identify and license key patents that provide protection and serve as an optimal platform to enhance our intellectual property and technology base. Well before the field of adoptive T cell immunotherapy raised commercial interest and started its transition to an industrial environment, we initiated a process of identifying patents with broad coverage in the area of CARs. Between 2009 and 2013, we identified, and ultimately licensed, issued patents with broad claims directed to the CAR concept. These patents were originally filed by investigators at the Weizmann Institute of Science, the NIH, University of California San Francisco, or UCSF, and Cell Genesys. As the ownership of some of these patents was complex and shared by multiple institutions, it took a significant interval of time and effort for us to complete their exclusive licensing. This process was finalized in December 2013.

This effort was paralleled by the creation and execution in August 2012 of the CRADA. As discussed below under “—Our Research and Development and License Agreements,” this agreement provides the framework under which we may license product-related intellectual property to support our pipeline development and commercialization activities, as well as enhance and extend the life-time of our patent portfolio.

Our intellectual property estate strategy is designed to provide multiple layers of protection, including: (1) patent rights with broad claims directed to core CAR constructs used in our products; (2) patent rights covering methods of treatment for therapeutic indications; (3) patent rights covering specific products; and (4) patent rights covering innovative manufacturing processes and methods for generating new constructs for genetically engineering T cells.

We believe our current layered patent estate, together with our efforts to develop and patent next generation technologies, provides us with substantial intellectual property protection. We have conducted extensive freedom to operate, or FTO, analyses of the current patent landscape with respect to our lead product candidate, and based on these analyses we believe that we have FTO for KTE-C19. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties.

Our current patent estate includes an exclusive license to a patent portfolio owned by Cabaret and directed to CAR constructs developed by Dr. Zelig Eshhar, Yeda-Weizmann, NIH, UCSF and Cell Genesys. Our CAR construct-directed patent portfolio includes 10 issued U.S. patents, seven of which are directed to core construct composition of matter and two of which are directed to methods of treatment for therapeutic indications. These patents first begin to expire in April 2015, with the last of these patents, which broadly claims scFv-based CAR constructs and is also our most significant CAR-related patent, expiring in 2027. These patents represent all of the material patents underlying KTE-C19. We are working to develop the next generation of CAR and TCR technologies for use in this field, which we intend to patent on our own or to license from our collaborators, to expand this layer of our intellectual property estate. We expect to file patent applications directed to these technologies as early as mid-2015.

Our current patent estate also includes an exclusive license from the NIH to patent applications related to CAR-based product candidates that target the EGFRvIII antigen for the treatment of brain cancer, head and neck cancer, and melanoma and TCR-based product candidates that target the CTA SSX2 for treatment of head and neck cancer, hepatocellular carcinoma, melanoma, prostate cancer, and sarcoma. Our patent estate further includes a co-exclusive license to these same product candidates for the treatment of certain other cancer types. We also have exclusive licenses from the NIH to patent applications related to TCR-based product candidates that target the NY-ESO-1 antigen and certain HPV antigens.

The identification of new technologies and initiation of the exclusive licensing process occur under the framework of the CRADA between us and the NIH. Our product-specific intellectual property licensed to date includes four Patent Cooperation Treaty applications with priority dates in 2010, 2011, 2012, and 2013, three corresponding U.S. non-provisional patent applications, and corresponding foreign patent applications in Canada, Australia, Europe, China, Israel and Japan, as well as one pending U.S. provisional patent application. The Patent Cooperation Treaty application with the 2010 priority date relates to our TCR-based product candidates targeting the SSX2 antigen, the Patent Cooperation Treaty application with the 2011 priority date relates to our CAR-based product candidate targeting the EGFRvIII antigen, the Patent Cooperation Treaty application with the 2012 priority date relates to our TCR-based product candidates targeting the NY-ESO-1 antigen, and the Patent Cooperation Treaty application with the 2013 priority date relates to our TCR-based product candidates targeting HPV antigens. We may require an additional license relating to the EGFRvIII scFv target binding site in order to commercialize a CAR-based product candidate that targets the EGFRvIII antigen. We have no rights to any issued patents covering TCR-based product candidates.

Under the Amgen Agreement, we have a license to intellectual property rights to certain Amgen cancer targets.  In addition, with our recent acquisition of TCF, we have certain intellectual property rights related to the TCR GENE-rator platform.  See “—Our Research and Development and License Agreements—Amgen Agreement” and “—T Cell Factory Acquisition” for additional information.

Our strategy is also to develop and obtain additional intellectual property covering innovative manufacturing processes and methods for genetically engineering T cells expressing new constructs. To support this effort, we have established expertise and development capabilities focused in the areas of preclinical research and development, manufacturing and manufacturing process scale-up, quality control, quality assurance, regulatory affairs and clinical trial design and implementation. We have filed a Patent Cooperation Treaty application, jointly with the NCI, relating to eACT closed manufacturing process, and expect to continue to file patent applications to expand this layer of our intellectual property estate.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The term of a patent that covers an FDA-approved drug may also be eligible for a patent term restoration of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term restoration is calculated based on the length of time the drug is under regulatory review. A patent term restoration under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be restored. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the filing of a BLA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

Our commercial success may depend in part on our ability to obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our patents; preserve the confidentiality of our trade secrets; and operate without infringing the valid enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing our products may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. With respect to both licensed and company-owned intellectual property, we cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our commercial products and methods of manufacturing the same.

We may rely, in some circumstances, on trade secrets to protect our technology. However, trade secrets can be difficult to protect. We seek to protect our proprietary technology and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. While we have confidence in these individuals, organizations and systems, agreements or security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our consultants, contractors or collaborators use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our Research and Development and License Agreements

Cooperative Research and Development Agreement with the NCI

In August 2012, we entered into the CRADA with the U.S. Department of Health and Human Services, as represented by the NCI, for the research and development of eACT-based product candidates for the treatment of multiple advanced and metastatic cancer indications. Under the CRADA, the NCI develops and tests, including in Phase 2 and 1-2a clinical trials, multiple CAR- and TCR-based product candidates targeting various antigens such as CD19, SSX2, NY-ESO-1, MAGE, HPV 16 E6 and E7, and EGFRvIII. These activities are conducted through a research plan that we jointly developed with the NCI.  On February 24, 2015, we amended the CRADA to expand the research plan to include (1) the research and development of the next generation of TCR-based product candidates that are engineered to recognize neo-antigens, (2) the optimization of new methods to manufacture this next generation of TCR-based product candidates and (3) the advancement of CAR-based product candidates for the treatment of clear cell renal cell carcinoma and TCR-based product candidates for the treatment of certain epithelial tumors such as lung and colorectal cancer.

Each party individually owns all inventions, data and materials produced solely by its employees in the course of performing the activities under the CRADA. The parties jointly own any inventions and materials that are jointly produced by employees of both parties in the course of performing activities under the CRADA. Subject to certain conditions, this collaboration provides us with an exclusive option to negotiate commercialization licenses from the NIH to intellectual property relating to CAR- and TCR-based product candidates conceived or first reduced to practice in performance of the CRADA research plan. This includes the right to negotiate a license to intellectual property related to CAR- and TCR-based product candidates that are being tested in multiple Phase 1-2a clinical trials that we are funding under the CRADA other than CD19, EGFRvIII, SSX2 and NY-ESO-1, and one product candidate related to a type of MAGE antigen that we are not intending to pursue. We may exercise this right by providing four months written notice after either we receive notice that a patent application covering an invention has been filed, or the date on which we file a patent application for an invention. We then have ten months to negotiate the license with the NIH. These time periods may be extended by the U.S. Public Health Service upon good cause.

To support the additional research activities under the amended CRADA, our quarterly payments to the NCI increased from $250,000 to $750,000. To the extent we license patent rights relating to an eACT-based product candidate, we will be responsible for all patent-related expenses and fees, past and future, relating to the eACT-based product candidate. In addition, we will be required to supply certain test articles, including peripheral blood lymphocytes, transduced with TCR or CAR, grown and processed under cGMP conditions, suitable for use in clinical trials, where we hold the IND for such clinical trial.

The CRADA has a five-year term expiring on August 30, 2017. The CRADA may be terminated at any time by mutual written consent. We or NCI may unilaterally terminate the CRADA for any reason or for no reason at any time by providing written notice at least 60 days before the desired termination date.

2013 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated April 11, 2013, we hold an exclusive, worldwide license to certain intellectual property, including intellectual property related to a CAR-based product candidate that targets the EGFRvIII antigen for the treatment of brain cancer, head and neck cancer and melanoma, and a TCR-based product candidate that targets the SSX2 CTA for the treatment of head and neck cancer, hepatocellular carcinoma, melanoma, prostate cancer, and sarcoma. We have a co-exclusive license to intellectual property related to these product candidates for the treatment of certain other cancers. We may require an additional license relating to the EGFRvIII scFv target binding site from a third-party in order to commercialize a CAR-based product candidate that targets the EGFRvIII antigen.

Pursuant to the terms of this license, we paid the NIH a cash payment in the aggregate amount of $200,000. We also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $58,000, of which $29,000 was paid in the year ended December 31, 2013 and the balance was paid in May 2014.

The terms of this license also require us to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter shall be payable on each January 1.

We are also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $8.1 million, of which aggregate payments of $6.0 million is due only after marketing approval of the first CAR- and TCR-based product candidates in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of our first sponsored human clinical study of a licensed product in the United States. We were not required to make any benchmark payments during 2013 or 2014.

In addition, we are required to pay the NIH one-time benchmark payments following aggregate net sales of up to $1.0 billion on licensed products. The aggregate potential amount of these benchmark payments is $7.0 million. We must also pay the NIH royalties on net sales of products covered by the license at rates in the mid-single digits. To the extent we enter into a sublicensing agreement relating to a licensed product, we are required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense. Any such sublicense payments shall be made in lieu of, and not in addition to, benchmark payments.

The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. None of the applications included in the NIH licensed patent rights have issued yet. Any patents issuing from these applications will have a base expiration date no earlier than 2033. The NIH may terminate or modify the NIH license in the event of a material breach, including if we do not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. We may terminate the license, or any portion thereof, at our sole discretion at any time upon 60 days written notice to the NIH. In addition, the NIH has the right to require us to sublicense the rights to the product candidates covered by this license upon certain conditions, including if we are not reasonably satisfying required health and safety needs or if we are not satisfying requirements for public use as specified by federal regulations.

May 2014 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated May 29, 2014, we hold an exclusive, worldwide license to certain intellectual property related to TCR-based product candidates that target the NY-ESO-1 antigen for the treatment of any NY-ESO-1 expressing cancers. As of the date of the license, NY-ESO-1 expressing tumors can be found in the following cancers: sarcoma, urothelial carcinoma, esophageal carcinoma, non-small cell lung cancer, breast carcinoma, ovarian carcinoma, prostate carcinoma, multiple myeloma, hepatocellular carcinoma, gastric cancer, head and neck cancer, pancreatic carcinoma, brain cancer, colorectal carcinoma and melanoma.

Pursuant to the terms of this license, we are required to pay the NIH a cash payment in the aggregate amount of $150,000, two-thirds of which was due and paid within sixty days of the date of the agreement and one-third of which will be payable upon the earlier to occur of (1) 18 months from the date of execution of the license and (2) the termination of the license. We also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $30,000.

The terms of this license also require us to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter shall be payable on each January 1.

We are also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $4.0 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of our first sponsored human clinical study.

In addition, we are required to pay the NIH one-time benchmark payments following aggregate net sales of up to $1.0 billion on licensed products. The aggregate potential amount of these benchmark payments is $7.0 million. We must also pay the NIH royalties on net sales of products covered by the license at rates in the mid single digits. To the extent we enter into a sublicensing agreement relating to a licensed product, we are required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense. Any such sublicense payments shall be made in lieu of, and not in addition to, benchmark payments, and are subject to certain caps.

The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. None of the applications included in the NIH licensed patent rights have issued yet. Any patents issuing from these applications will have a base expiration date no earlier than 2031. The NIH may terminate or modify the NIH license in the event of a material breach, including if we do not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. We may terminate the license, or any portion thereof, at our sole discretion at any time upon 60 days written notice to the NIH. In addition, the NIH has the right to require us to sublicense the rights to the product candidates covered by this license upon certain conditions, including if we are not reasonably satisfying required health and safety needs or if we are not satisfying requirements for public use as specified by federal regulations.

December 2014 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated December 31, 2014, we hold an exclusive, worldwide license to certain intellectual property related to TCR-based product candidates that target HPV antigens E6 and E7 of the HPV subtype 16.

Pursuant to the terms of this license, we paid the NIH a cash payment in the aggregate amount of $350,000 in February 2015. We also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $42,000.

The terms of this license also require us to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter shall be payable within 30 days of January 1.

We are also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $6.0 million, of which aggregate payments of $5.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of our first sponsored Phase 1 clinical trial.

In addition, we are required to pay the NIH one-time benchmark payments following aggregate net sales of up to $1.0 billion on licensed products. The aggregate potential amount of these benchmark payments is $7.0 million. We must also pay the NIH royalties on net sales of products covered by this license at rates in the mid-single digits. To the extent we enter into a sublicensing agreement relating to a licensed product, we are required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense. Any such sublicense payment is subject to a certain cap.

The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. None of the applications included in the NIH licensed patent rights have issued yet. Any patents issuing from these applications will have a base expiration date no earlier than 2034. The NIH may terminate or modify the license in the event of a material breach, including if we do not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. We may terminate the license, or any portion thereof, at our sole discretion at any time upon 60 days written notice to the NIH. In addition, the NIH has the right to require us to sublicense the rights to the product candidates covered by the license upon certain conditions, including if we are not reasonably satisfying required health and safety needs or if we are not satisfying requirements for public use as specified by federal regulations.

To the extent we have the option to license additional product candidates pursuant to the CRADA, we expect such licenses to have similar terms as our licenses with the NIH, including similar termination provisions.

Cabaret License Agreement

On December 12, 2013, we entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with Cabaret and Dr. Zelig Eshhar relating to certain intellectual property and know-how owned by Cabaret, which includes rights associated with KTE-C19, for use in the treatment of oncology and such other fields as may be agreed to by the parties.

Pursuant to the Cabaret license agreement, we paid Cabaret $25,000 and reimbursed Dr. Eshhar for past patent expenses totaling $350,000. We are required to make milestone payments upon successful completion of clinical and regulatory milestones in the United States and certain major European countries relating to each product covered by this license. The aggregate potential milestone payments for each of the first two licensed products are $3.9 million, of which $3.0 million is due only after marketing approval in the United States and at least one major European country. Thereafter, for each subsequent licensed product such aggregate milestone payments will be reduced to $2.7 million. The first milestone payment of $100,000 was paid in the first quarter of 2015 in connection with the acceptance of our IND by the FDA for KTE-C19. In addition, we agreed to pay Cabaret royalties on net sales of licensed products at rates in the mid-single digits. Prior to the first commercial sale of a licensed product, we will pay Cabaret an annual license fee equal to $30,000. To the extent we enter into a sublicensing agreement relating to a licensed product, we will be required to pay Cabaret a percentage of all non-royalty income received from such sublicensee, which percentage will decrease based upon the stage of development of the licensed product at the time of sublicensing. Any payments from a sublicensing arrangement will be deducted from the required milestone payments.

The license shall expire, on a product-by-product and country-by-country basis, on the date on which we, our affiliates and sublicensees permanently cease to research, develop, sell and commercialize such licensed products in such country. Either party may terminate the license in the event of a material breach of the agreement that remains uncured following the date that is 60 days from the date that the breaching party is provided with written notice by the non-breaching party. Additionally, Cabaret may terminate the license upon certain insolvency events relating to us. We may terminate the license at our sole discretion at any time upon 30 days written notice to Cabaret and Dr. Eshhar. If we elect to terminate the license for convenience at any time prior to the third anniversary of the license, then we will be required to pay Cabaret a termination fee equal to $500,000.

As required under the license, we executed in April 2014 a grant agreement, which was amended in December 2014, with the Medical Research, Infrastructure, and Health Services Fund of the Tel Aviv Medical Center, or the Fund.  Pursuant to this grant agreement, Dr. Eshhar will conduct research relating to the next generation of CAR-based product candidates over the next three years that we plan to fund under an agreed upon budget. We have a right of first negotiation with the Fund for rights to patentable inventions on reasonable and customary terms.

Amgen Research Collaboration and License Agreement

On December 31, 2014, we entered into the Amgen Agreement pursuant to which we and Amgen expect to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets.

Under the terms of the Amgen Agreement, we and Amgen will jointly create preclinical development plans through IND filing with the FDA for the research and development of CAR-based product candidates that target certain antigens expressed on the cell surface of various cancers. We and Amgen expect to progress multiple Amgen programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Amgen selected cancer target. We and Amgen also expect to progress multiple Kite programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Kite selected cancer target. Under certain circumstances, the collaboration may be expanded to include the research and development of other product candidates.

Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. We will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. We will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials.

Amgen paid us $60.0 million as an upfront payment in February 2015, a portion of which we will pay to Cabaret. We will be eligible to receive up to $525.0 million in milestone payments for each Amgen program based on the successful completion of regulatory and commercial milestones, plus tiered high single to double digit royalties for sales and the license of our intellectual property for CAR-based product candidates. Amgen will be eligible to receive up to $525.0 million in regulatory and commercial milestone payments per Kite program plus tiered single digit sales royalties.

The term of the Amgen Agreement will continue on a target-by-target basis until the later of (1) the date on which the product candidates directed against the target are no longer covered by certain intellectual property rights, (2) the loss of certain regulatory exclusivity and (3) a defined term from the first commercial sale of the first product candidate directed against the target. Either party may terminate the agreement on a target-by-target basis with respect to its own programs with prior written notice. Either party may also terminate the agreement with written notice upon material breach by the other party, if such breach has not been cured within a defined period of receiving such notice.

T-Cell Factory Acquisition

On March 17, 2015, we entered into a stock purchase agreement, or SPA, with TCF and the shareholders of TCF, or the Sellers, to acquire all of the outstanding capital stock of TCF.  The signing and closing of the transaction happened concurrently whereupon TCF became our wholly-owned subsidiary and was renamed Kite Pharma EU.  The SPA contains certain representations, warranties, covenants and indemnities by the parties thereto, in each case customary for a transaction of this nature and scope.

Pursuant to the SPA, we paid €11.4 million (or approximately US$12.0 million based on a reference conversion rate of €0.95 to US$1), and issued €3.8 million in shares of our common stock, which equated to 66,120 shares of our common stock, to the Sellers.  The cash paid to the Sellers is subject to customary adjustments for net working capital.  €2.0 million was withheld from the Sellers at closing to satisfy any potential indemnity claims arising under the SPA, the balance of which will be paid to the Sellers upon the termination of an indemnity holdback period of 18 months.  In addition, we paid €2.7 million (or approximately $2.9 million based on a reference conversion rate of €0.95 to $1) to TCF directly, which TCF paid, and will pay to its licensors and certain of its employees.

We are obligated to pay up to €242.5 million upon the achievement of certain clinical, regulatory and sales milestones relating to TCR-based product candidates that may be developed by TCF. A portion of these milestone payments will be made to TCF directly to pay its licensors and employees.  At our option, a portion of the clinical and regulatory milestones may be paid in shares of our common stock to the Sellers. In connection with the acquisition, each of the Sellers entered into non-competition and non-solicitation agreements with us, and certain of the Sellers and other key scientists entered into employment agreements with Kite Pharma EU.

We acquired TCF for the opportunity to significantly expand our pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, TCF can rapidly and systematically discover tumor-specific TCRs.

TCF has an exclusive license agreement with IBA GmbH, or IBA, for intellectual property rights relating to certain methods of selecting TCRs.  In addition, TCF has a non-exclusive license agreement with Sanquin Blood Supply Foundation, relating to certain methods of detecting and selecting TCRs. TCF also has a license agreement with the NKI-AVL for know-how, materials and protocols, and the right of first negotiation for certain intellectual property rights with relevance to TCRs that may be developed in Dr. Schumacher’s lab at the NKI-AVL over the next five years.  NKI-AVL, IBA and Sanquin Blood Supply Foundation have a right to a certain portion of the milestone payments that may be paid under the SPA.  The intellectual property rights obtained from the NKI-AVL, IBA and Sanquin Blood Supply Foundation together form the basis of TCF’s proprietary TCR-GENErator technology platform.

The TCF acquisition also brings us expertise from Europe’s leading scientists in the field of immuno-oncology as well as a strong partnership with the NKI-AVL, which is the only dedicated cancer center in the Netherlands and maintains an important role as a national and international center of scientific and clinical expertise, development and training. Dr. Schumacher, a preeminent scientist in the field of immuno-oncology and Deputy Director and Principal Investigator of NKI-AVL, will serve as Chief Scientific Officer of Kite Pharma EU.

Competition

Presently, the biotechnology and pharmaceutical industries put significant resources in developing novel and proprietary therapies for the treatment of cancer. We compete with companies in the space of immunotherapy, as well as companies developing novel targeted therapies for cancer. We anticipate that we will face intense and increasing competition as new drugs and therapies enter the market and advanced technologies become available.

Due to their promising clinical therapeutic effect in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies. In particular, we expect to compete with (1) therapies with tumor infiltrating lymphocytes, or TILs, that are naturally occurring tumor-reactive T cells harvested, propagated ex vivo and re-infused into patients; and (2) therapies with genetically engineered T cells, similar to eACT, rendered reactive against tumor-associated antigens prior to their administration to patients. TIL therapy and genetically engineering T cells are being pursued by multiple companies, including Adaptimmune LLC, Celgene Corporation (in collaboration with bluebird bio, Inc.), Lion Biotechnologies, Juno Therapeutics, and Novartis. In particular, Novartis and Juno Therapeutics are in the process of research and development of their own version of an anti-CD19 CAR T cell therapy and we expect Adaptimmune to compete with any TCR-based product candidates that we develop. In addition, some companies, such as Cellectis, are pursuing allogeneic T cell products that could compete with eACT.

While we believe that other known types of immunotherapies, including those described under “—Other Immunotherapies” above, may potentially be used in conjunction with eACT, such as CPIs, to enhance efficacy, we do not expect substantial direct competition from these other types of immunotherapies. However, we cannot predict whether other types of immunotherapies may be enhanced and show greater efficacy, and we may have direct and substantial competition from such immunotherapies in the future.

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources than we do. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance and may render our treatments obsolete or non-competitive. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Government Regulation and Product Approval

As a biopharmaceutical company that operates in the United States, we are subject to extensive regulation. Our cell products will be regulated as biologics. With this classification, commercial production of our products will need to occur in registered and licensed facilities in compliance with cGMP for biologics. The FDA categorizes human cell- or tissue-based products as either minimally manipulated or more than minimally manipulated, and has determined that more than minimally manipulated products require clinical trials to demonstrate product safety and efficacy and the submission of a BLA for marketing authorization.

Government authorities in the United States (at the federal, state and local level) and in other countries extensively regulate, among other things, the research, development, testing, manufacturing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of biopharmaceutical products such as those we are developing. Our product candidates must be approved by the FDA before they may be legally marketed in the United States and by the appropriate foreign regulatory agency before they may be legally marketed in foreign countries. Generally, our activities in other countries will be subject to regulation that is similar in nature and scope as that imposed in the United States, although there can be important differences. Additionally, some significant aspects of regulation in Europe are addressed in a centralized way, but country-specific regulation remains essential in many respects. The process for obtaining regulatory marketing approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, or FDCA, and implementing regulations. Products are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The FDA has limited experience with commercial development of T cell therapies for cancer. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

●

completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●

performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research patients and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that includes substantive evidence of safety, purity, and potency from results of nonclinical testing and clinical trials;
●

satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity and, if applicable, the FDA’s current good tissue practices, or GTPs, for the use of human cellular and tissue products;

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and
●	FDA review and approval, or licensure, of the BLA.

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Clinical trials also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●

Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

●

Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●

Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA, the NIH and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human patients, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk, including risks inferred from other unrelated immunotherapy trials. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to patients.

Human immunotherapy products are a new category of therapeutics. Because this is a relatively new and expanding area of novel therapeutic interventions, there can be no assurance as to the length of the trial period, the number of patients the FDA will require to be enrolled in the trials in order to establish the safety, efficacy, purity and potency of immunotherapy products, or that the data generated in these trials will be acceptable to the FDA to support marketing approval.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the Public Health Service Act, or PHSA, emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The FDA may grant deferrals for submission of data or full or partial waivers. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each BLA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual product fee for biological products and an annual establishment fee on facilities used to manufacture prescription biological products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on BLAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

Within 60 days following submission of the application, the FDA reviews a BLA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel biological products or biological products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the biological product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the BLA must submit a proposed REMS. The FDA will not approve a BLA without a REMS, if required.

Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. For immunotherapy products, the FDA also will not approve the product if the manufacturer is not in compliance with the GTPs, to the extent applicable. These are FDA regulations and guidance documents that govern the methods used in, and the facilities and controls used for, the manufacture of human cells, tissues, and cellular and tissue based products, or HCT/Ps, which are human cells or tissue intended for implantation, transplant, infusion, or transfer into a human recipient. The primary intent of the GTP requirements is to ensure that cell and tissue based products are manufactured in a manner designed to prevent the introduction, transmission and spread of communicable disease. FDA regulations also require tissue establishments to register and list their HCT/Ps with the FDA and, when applicable, to evaluate donors through screening and testing. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP, GTP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the BLA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies in the BLA identified by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the BLA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

In addition, under the Pediatric Research Equity Act, or PREA, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers. Unless otherwise required by regulation, PREA does not apply to any product for an indication for which orphan designation has been granted. However, if only one indication for a product has orphan designation, a pediatric assessment may still be required for any applications to market that same product for the non-orphan indication(s).

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application user fee. A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

We have received orphan drug designation for our lead product candidate, KTE-C19, for the treatment of DLBCL. There can be no assurance that we will receive orphan drug designation for additional indications or for any additional product candidates.

Expedited Development and Review Programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. Unique to a Fast Track product, the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

Any product, submitted to the FDA for approval, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new product designated for priority review in an effort to facilitate the review. Additionally, a product may be eligible for accelerated approval. Products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biological product receiving accelerated approval perform adequate and well-controlled post-marketing clinical studies. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. Fast Track designation, priority review and accelerated approval do not change the standards for approval but may expedite the development or approval process.

In 2012 the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation requires preliminary clinical evidence that demonstrates substantial improvement over currently available therapy. The designation includes all of the Fast Track program features, as well as more intensive FDA interaction and guidance. The Breakthrough Therapy Designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same product if relevant criteria are met. If a product is designated as breakthrough therapy, FDA will expedite the development and review of such product. All requests for breakthrough therapy designation will be reviewed within 60 days of receipt, and FDA will either grant or deny the request.

Where applicable, we plan to request Fast Track and Breakthrough Therapy Designation for our product candidates, including KTE-C19.  Even if we receive one or both of these designations for our product candidates, the FDA may later decide that our product candidates no longer meets the conditions for qualification. In addition, these designations may not provide us with a material commercial advantage.

Post-Approval Requirements

Any products for which we receive FDA approvals are subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses (known as “off-label use”), limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved BLA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

U.S. Patent Term Restoration and Marketing Exclusivity

The Biologics Price Competition and Innovation Act, or BPCIA, amended the PHSA to authorize the FDA to approve similar versions of innovative biologics, commonly known as biosimilars. A competitor seeking approval of a biosimilar must file an application to establish its molecule as highly similar to an approved innovator biologic, among other requirements. The BPCIA, however, bars the FDA from approving biosimilar applications for 12 years after an innovator biological product receives initial marketing approval. This 12-year period of data exclusivity may be extended by six months, for a total of 12.5 years, if the FDA requests that the innovator company conduct pediatric clinical investigations of the product. As an innovative biological product, KTE-C19 would receive this data protection if the FDA approves it for marketing.

Depending upon the timing, duration and specifics of the FDA approval of the use of our product candidates, some of our U.S. patents, if granted, may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years, as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of a BLA plus the time between the submission date of a BLA and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may intend to apply for restoration of patent term for one of our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant BLA.

Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, sales, marketing and scientific/educational grant programs must comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the privacy provisions of the Health Insurance Portability and Accountability Act, or HIPAA, and similar state laws, each as amended.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

HIPAA created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution, including some states that require manufacturers and others to adopt new technology capable of tracking and tracing product as it moves through the distribution chain. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including without limitation, civil, criminal and/or administrative penalties, damages, fines, disgorgement, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to that third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We or may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

Different pricing and reimbursement schemes exist in other countries. In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on healthcare pricing. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Healthcare Reform

In March 2010, President Obama enacted the Affordable Care Act, which has the potential to substantially change healthcare financing and delivery by both governmental and private insurers, and significantly impact the pharmaceutical and biotechnology industry. The Affordable Care Act will impact existing government healthcare programs and will result in the development of new programs.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

●

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs, that began in 2011;

●

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program, retroactive to January 1, 2010, to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

●

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;

●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals beginning in 2014 and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We anticipate that the Affordable Care Act will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms, such as the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

We continue to evaluate the effect that the Affordable Care Act has on our business. Additionally, federal agencies have issued requests for information and interim and final regulations implementing certain other Affordable Care Act provisions, and new litigation attempting to invalidate the Affordable Care Act is currently pending before the U.S, Supreme Court, that could affect our business. Final regulations, guidance and judicial orders are anticipated in the near future and we will continue to assess the Affordable Care Act’s impact on us as final regulations and guidance are issued.  In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

The Foreign Corrupt Practices Act

The Foreign Corrupt Practices Act, or FCPA, prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the United States to comply with accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

Additional Regulation

In addition to the foregoing, state and federal laws regarding environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Europe / Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In the EU, for example, a clinical trial application must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the clinical trial application is approved in accordance with a country’s requirements, clinical trial development may proceed. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements. The European Commission has granted KTE-C19 orphan drug designation for the treatment of DLBCL. The designation may provide ten years of market exclusivity in Europe, subject to certain limited exceptions. However, the designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

For other countries outside of the EU, such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. In all cases, again, the clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we or our potential collaborators fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Employees

As of March 17, 2015, we had 72 employees, including employees of TCF, all but one of whom are full-time, 25 of whom hold Ph.D. or M.D. degrees, 46 of whom were engaged in research and development activities and 26 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated in Delaware in June 2009. Our principal executive offices are located at 2225 Colorado Avenue, Santa Monica, California 90404, and our telephone number is (310) 824-9999. Our corporate website address is www.kitepharma.com. We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information with the SEC.  Our filings with the SEC are available free of charge on the SEC’s website at www.sec.gov and on our website under the “Investors” tab as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. You may also read and copy, at SEC prescribed rates, any document we file with the SEC at the SEC's Public Reference Room located at 100 F Street, N.E., Washington D.C. 20549. You can call the SEC at 1-800-SEC-0330 to obtain information on the operation of the Public Reference Room.  The contents of our website are not incorporated into this Annual Report and our reference to the URL for our website is intended to be an inactive textual reference only.

Emerging Growth Company

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering in June 2014, (b) in which we have total annual gross revenue of at least $1.0 billion, or (c) in which we are deemed to be a large accelerated filer, which means we have been subject to the reporting requirements of the Exchange Act for twelve calendar months and the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. We refer to the Jumpstart Our Business Startups Act of 2012 in this Annual Report as the “JOBS Act,” and references to “emerging growth company” have the meaning associated with it in the JOBS Act.

Unless the context requires otherwise, references in this Annual Report to “we,” “us”, “our” and “Kite” refer to Kite Pharma, Inc.

Item 1A.  Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report. The occurrence of any of the following risks could harm our business, financial condition, results of operations and growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this Annual Report and those we may make from time to time.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2013 and 2014, we reported a net loss of $6.4 million and $42.6 million, respectively. As of December 31, 2014, we had an accumulated deficit of $58.0 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

●	Educating medical personnel regarding the potential side effect profile of eACT, such as the potential adverse side effects related to cytokine release;
●	Sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our eACT-based product candidates;
●	Developing a consistent and reliable process, while limiting contamination risks, for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
●	Conditioning patients with chemotherapy in conjunction with delivering eACT, which may increase the risk of adverse side effects;
●

Obtaining regulatory approval, as the U.S. Food and Drug Administration, or FDA, and other regulatory authorities have limited experience with commercial development of T cell therapies for cancer; and

●	Establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

In addition, we expect to use a manufacturing and processing approach to the engineering of T cells that is based on the original approach used by our collaborator, the National Cancer Institute, or NCI. While the NCI is using CAR- and TCR-based therapies in a Phase 2 clinical trial and in Phase 1-2a clinical trials that we are funding under a Cooperative Research and Development Agreement, or CRADA, we cannot be sure that our engineered T cell therapy will obtain the same results as those obtained by the NCI using its own original production methods.

Our business is highly dependent on the success of KTE-C19, our lead product candidate. KTE-C19 and our other product candidates will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, KTE-C19. Even though the NCI is studying an anti-CD19 CAR T cell therapy that uses the identical construct and viral vector as KTE-C19, the differences in manufacture may render the product incomparable, particularly with respect to clinical results. While the NCI has begun using the same manufacturing process that will be used for KTE-C19 in its ongoing Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy, as of November 30, 2014, it has only treated four patients using this manufacturing process and we do not have clinical results regarding these patients. All of our product candidates, including KTE-C19, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because KTE-C19 is our most advanced product candidate, and because our other product candidates are based on similar technology, if KTE-C19 or the NCI’s study of anti-CD19 CAR T cell therapy with the identical construct and viral vector encounters safety or efficacy problems, developmental delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

We are highly dependent on the National Cancer Institute for research and development and early clinical testing of our product candidates and on the National Institutes of Health for licensing intellectual property rights to future product candidates.

A substantial portion of our research and development has been conducted by the NCI under the CRADA. Pursuant to the CRADA, we provide $3.0 million annually to largely fund a Phase 2 and Phase 1-2a clinical trials of various eACT-based product candidates.

The NCI, with Dr. Steven A. Rosenberg as the principal investigator, is conducting a Phase 2 and multiple Phase 1-2a clinical trials of engineered T cell therapy targeting various antigens, including CD19, in small numbers of patients. We have limited control over the nature or timing of the NCI’s clinical trials and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Other research being conducted by Dr. Rosenberg may at times receive higher priority than research on our programs. While we have used the results of the NCI’s clinical trial of anti-CD19 CAR T cell therapy to support our investigational new drug application, or IND, for our Phase 1-2 clinical trial of KTE-C19, these factors could adversely affect the timing of our future IND filings and our ability to conduct future planned clinical trials.

Under the CRADA, we have an exclusive option to negotiate commercialization licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plan. However, we would have to negotiate with the NIH for such a license. There can be no assurance that we would be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. Further, to the extent we would like to negotiate a license to a patent filed before the CRADA was entered into, another party may object to the NIH granting us a license during a 30-day public notification period, and the NIH may decide not to grant us the license.

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

We expect that with the early clinical work performed by the NCI pursuant to the CRADA, we may assess the filing with the FDA of at least one IND per year for the duration of the CRADA, including an IND filing relating to a TCR-based product candidate in 2015. We cannot be sure that we will be able to submit one IND per year, and we cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For instance, the FDA may not allow us to use the NCI clinical trial data to support our INDs if we cannot demonstrate the comparability of our eACT with the therapy used by the NCI in its clinical studies. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.

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

Data from the NCI preclinical studies and Phase 1 and Phase 1-2a clinical trials of anti-CD19 CAR T cell therapy should not be relied upon as evidence that later or larger-scale clinical trials will succeed. We have designed our planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 primarily to assess safety and efficacy in a small number of patients with refractory diffuse large B cell lymphoma, or DLBCL, primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. The NCI clinical trials of anti-CD19 CAR T cell therapy involves a limited number of patients, and only a subset of these patients have been diagnosed with DLBCL, PMBCL and TFL. Our clinical trials may also evaluate different CAR T cell doses and chemotherapy conditioning regimens based on emerging safety and efficacy data. The results of the NCI trials to date may not predict results for our planned trial or any future studies. In addition, our proposed manufacturing process for KTE-C19 includes what we believe are process improvements that are not part of the anti-CD19 CAR T cell production process that the NCI originally used in its clinical trials. Accordingly, our results with KTE-C19 may not be in line with the NCI’s results.

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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.

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

In the NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy, when the patients received the CAR T cells, all of them had low blood counts due to the chemotherapy conditioning regimen. While the trial is ongoing, most prominent acute toxicities have included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as confusion, somnolence and speech impairment. There have been life threatening events related to cytokine release syndrome and toxicities of the central nervous system. Some of these events required intense medical intervention such as intubation or pressor support. Several patients have died, but the deaths were not attributed to the CAR T cells. In addition, in the NCI Phase 1 clinical trial of pediatric or young adult patients with relapsed/refractory acute lymphoblastic leukemia, infusion of anti-CD19 CAR T cells was associated with significant, acute toxicities, including febrile neutropenia, cytokine release syndrome, chemical laboratory abnormalities, low blood counts and transient neurological deficits.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to study sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion.

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

The market opportunities for our product candidates may be limited to those patients who are ineligible for or have failed prior treatments and may be small.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or third line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, KTE-C19, to initially target a small patient population that suffers from aggressive non-Hodgkin lymphomas, or NHL, and certain leukemias. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

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

We have received orphan drug status for KTE-C19 for the treatment of DLBCL, but exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.  The European Commission has also granted KTE-C19 orphan drug designation for the treatment of DLBCL. The designation may provide ten years of market exclusivity in Europe, but is subject to certain limited exceptions.

In addition, we intend to seek breakthrough therapy designation for KTE-C19 for the treatment of aggressive non-Hodgkin’s lymphoma and certain leukemias, but there can be no assurance that we will receive breakthrough therapy designation.  While we intend to seek orphan drug designation and breakthrough therapy designation for other product candidates, we may never receive such designations.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

We expect to initially develop our lead product candidate, KTE-C19. However, one of our strategies is to pursue clinical development of additional product candidates. Developing, obtaining regulatory approval and commercializing additional product candidates, including additional TCR- or CAR-based product candidates, will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

We intend to develop our own clinical manufacturing facility and commercial manufacturing facility, which will require significant resources and we may fail to successfully develop either or both facilities, which could adversely affect the commercial viability of our product candidates.

We currently rely on outside vendors to manufacture clinical supplies and process our product candidates, which is currently and will continue to be done on a patient-by-patient basis. We have not yet caused our product candidates to be manufactured or processed on a commercial scale, and may not be able to achieve manufacturing and processing on our own, including on a patient-by-patient basis, to satisfy demands for any of our product candidates. While the manufacturing and processing approach we intend to employ at our manufacturing facilities is based upon the current approach undertaken by the NCI, we have limited experience in managing the T cell engineering process, and our process may be more difficult or expensive than the NCI’s current approach. Unlike the NCI, we expect to freeze engineered T cells to facilitate shipping and make certain other changes and we cannot be sure that even minor changes in the production process will not result in significantly different T cells or that such cells will be as safe and effective as those used in any NCI-based T cell therapy.

We have leased approximately 18,000 square feet near our headquarters in Santa Monica, California, which we expect to use as our clinical manufacturing facility and have also leased approximately 43,500 square feet in El Segundo, California to develop our commercial manufacturing facility. However, the facilities require substantial improvements and we do not yet have sufficient information to reliably estimate the cost of the clinical and commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product. In addition, the commercial manufacturing facility we develop will require FDA approval, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with current good manufacturing practices, or cGMPs, and other government regulations.

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of biologic products often encounter difficulties in production, particularly in scaling up and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

We may also experience manufacturing difficulties due to resource constraints or as a result of labor disputes. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.

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

We plan to seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

●	differing regulatory requirements in foreign countries;
●	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
●	economic weakness, including inflation, or political instability in particular foreign economies and markets;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
●	difficulties staffing and managing foreign operations;
●	workforce uncertainty in countries where labor unrest is more common than in the United States;
●	differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
●	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
●

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
●	business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations, including the operations of our acquired subsidiary, T-Cell Factory, B.V., or TCF, may materially adversely affect our ability to attain or maintain profitable operations.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

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

Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business—Competition.”

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Executive Vice President of Research & Development and Chief Medical Officer, our Chief Scientific Officer and our Chief Financial Officer & Chief Operating Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Our strong relationship with the NCI is bolstered by our President and Chief Executive Officer’s relationship with Dr. Rosenberg of the NCI. If we lose our President and Chief Executive Officer or if Dr. Rosenberg leaves the NCI, our relationship with the NCI may deteriorate and our business could be harmed. We conduct substantially all of our operations at our facilities in Southern California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.

As of March 17, 2015, we had 72 employees, including employees of TCF, all but one of whom are full-time. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have added and expect to continue to add managerial, operational, sales, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

●	identifying, recruiting, integrating, maintaining and motivating additional employees;
●

managing our internal development efforts effectively, including the clinical and FDA review process for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

●	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize our product candidates will depend, in part, on our ability to effectively manage our growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of regulatory approval, clinical management and clinical manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our research collaboration with Amgen Inc. requires a significant research and development commitment that may not result in the development and commercialization of additional product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.

We may not realize the benefits of acquisitions, including our acquisition of TCF, or other strategic transactions.

We acquired TCF on March 17, 2015 and actively evaluate various strategic transactions on an ongoing basis.  We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses.  The success of acquisitions, including our acquisition of TCF, and any future strategic transactions depends on the risks and uncertainties involved including:

●	unanticipated liabilities related to acquired companies;
●	difficulties integrating acquired personnel, technologies and operations into our existing business;
●	retention of key employees;
●	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
●	increases in our expenses and reductions in our cash available for operations and other uses;
●	disruption in our relationships with collaborators or suppliers as a result of such a transaction; and
●	possible write-offs or impairment charges relating to acquired businesses.

If any of these risks or uncertainties occur, we may not realize the anticipated benefit of any acquisition or strategic transaction. For example, TCF’s TCR-GENErator technology platform may fail to identify TCR-based product candidates that are safe and effective, or at all.  Additionally, foreign acquisitions, including our acquisition of TCF, a Dutch company, are subject to additional risks, including those related to integration of operations across different cultures and languages, currency risks, potentially adverse tax consequences of overseas operations and the particular economic, political and regulatory risks associated with specific countries.  For instance, we owe significant milestone payments to the sellers of TCF in euros, rather than dollars, and we have not hedged these payments.

Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including our planned clinical trials for KTE-C19. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and our recent acquisition of TCF, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

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

●

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

●

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

●

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

●

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

●

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, which we refer to collectively as the Healthcare Reform Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenue;
●	exhaustion of any available insurance and our capital resources;
●	the inability to commercialize any product candidate; and
●	a decline in our share price.

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. While we have obtained clinical trial insurance for our Phase 1-2 clinical trial of KTE-C19, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2014 we have U.S. net operating loss carryforwards of approximately $32.2 million. As a result of our private placements, our initial public offering and follow-on public offering, we believe we may have triggered an “ownership change.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

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

At December 31, 2014, we had approximately $209.3 million of cash and cash equivalents and $157.7 million of marketable securities. While we are not aware of any downgrades, material losses, or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2014, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Risks Related to Our Reliance on Third Parties

We rely and will rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval of or commercialize our product candidates.

We depend and will depend upon independent investigators and collaborators, such as universities, medical institutions, CROs and strategic partners to conduct our preclinical and clinical trials under agreements with us, including without limitation the NCI. We negotiate budgets and contracts with CROs and study sites, which may result in delays to our development timelines and increased costs. We will rely heavily on these third parties over the course of our clinical trials, and we control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with current good clinical practices, or cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for product candidates in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of these third parties fail to comply with applicable cGCP regulations, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the cGCP regulations. In addition, our clinical trials must be conducted with biologic product produced under cGMPs and will require a large number of test patients. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the regulatory approval process. Moreover, our business may be implicated if any of these third parties violates federal or state fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

We expect to rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.

We currently rely on outside vendors to manufacture supplies and process our product candidates. Our anticipated reliance on a limited number of third-party manufacturers for clinical product supplies, and if we are unable to develop our own commercial manufacturing facility, for any commercial product supplies, exposes us to the following risks:

●

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

●	Our third-party manufacturers might be unable to timely formulate and manufacture our product or produce the quantity and quality required to meet our clinical and commercial needs, if any.
●	Contract manufacturers may not be able to execute our manufacturing procedures appropriately.
●

Our future contract manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.

●

Manufacturers are subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign standards. We do not have control over third-party manufacturers’ compliance with these regulations and standards.

●	We may not own, or may have to share, the intellectual property rights to any improvements made by our third-party manufacturers in the manufacturing process for our products.
●	Our third-party manufacturers could breach or terminate their agreement with us.

Our contract manufacturers are also subject to the same risks we face in developing our own manufacturing capabilities, as described above. Each of these risks could delay our clinical trials, the approval, if any of our product candidates by the FDA or the commercialization of our product candidates or result in higher costs or deprive us of potential product revenue. In addition, we will rely on third parties to perform release tests on our product candidates prior to delivery to patients. If these tests are not appropriately done and test data are not reliable, patients could be put at risk of serious harm.

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

If we or our third-party manufacturers use hazardous and biological materials in a manner that causes injury or violates applicable law, we may be liable for damages.

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. We intend to develop our own manufacturing facilities, which would make us subject to these same laws, regulations and risks. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

We may also experience delays in completing planned clinical trials for a variety of reasons, including delays related to:

●	the availability of financial resources to commence and complete the planned trials;
●

reaching agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining approval at each clinical trial site by an independent institutional review board, or IRB;
●	recruiting suitable patients to participate in a trial;

●	having patients complete a trial or return for post-treatment follow-up;
●	clinical trial sites deviating from trial protocol or dropping out of a trial;
●	adding new clinical trial sites; or
●	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

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

We plan to conduct a Phase 1-2 clinical trial of KTE-C19 in patients with refractory DLBCL, PMBCL and TFL. If the results are sufficiently compelling, we intend to discuss with the FDA filing a BLA for approval of KTE-C19 for the treatment of refractory DLBCL, PMBCL and TFL. However, the general approach for FDA approval of a new biologic or drug is dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We believe our accelerated approval strategy is warranted given the limited alternatives for patients with refractory DLBCL, PMBCL and TFL, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since eACT represents a novel and personalized treatment.

Our Phase 1-2 clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that our product candidates are safe and effective for any of their proposed indications;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	we may be unable to demonstrate that our product candidates’ clinical and other benefits outweigh their safety risks;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●

the data collected from clinical trials of our product candidates may not be sufficient to the satisfaction of the FDA or comparable foreign regulatory authorities to support the submission of a BLA or other comparable submission in foreign jurisdictions or to obtain regulatory approval in the United States or elsewhere;

●

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical supplies or of any manufacturing facility we develop; and

●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
●	fines, warning letters or holds on clinical trials;
●	refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of license approvals;
●	product seizure or detention, or refusal to permit the import or export of our product candidates; and
●	injunctions or the imposition of civil or criminal penalties.

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

The use of engineered T cells as a potential cancer treatment is a recent development and may not become broadly accepted by physicians, patients, hospitals, cancer treatment centers and others in the medical community. We expect physicians in the large bone marrow transplant centers to be particularly influential and we may not be able to convince them to use eACT for many reasons. For example, certain of the product candidates that we will be developing target a cell surface marker that may be present on cancer cells as well as non-cancerous cells. It is possible that our product candidates may kill these non-cancerous cells, which may result in unacceptable side effects, including death. Additional factors will influence whether our product candidates are accepted in the market, including:

●	the clinical indications for which our product candidates are approved;
●	physicians, hospitals, cancer treatment centers and patients considering our product candidates as a safe and effective treatment;
●	the potential and perceived advantages of our product candidates over alternative treatments;
●	the prevalence and severity of any side effects;
●	product labeling or product insert requirements of the FDA or other regulatory authorities;
●	limitations or warnings contained in the labeling approved by the FDA;
●	the timing of market introduction of our product candidates as well as competitive products;
●	the cost of treatment in relation to alternative treatments;
●	the availability of coverage, adequate reimbursement and pricing by third-party payors and government authorities;
●	the willingness of patients to pay out-of-pocket in the absence of coverage by third-party payors and government authorities;
●	relative convenience and ease of administration, including as compared to alternative treatments and competitive therapies; and
●	the effectiveness of our sales and marketing efforts.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Reimbursement by a third-party payor may depend upon a number of factors, including, but not limited to, the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Other legislative changes have been proposed and adopted in the United States since the Healthcare Reform Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and will remain in effect until 2024, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

●	the demand for our product candidates, if we obtain regulatory approval;
●	our ability to set a price that we believe is fair for our products;
●	our ability to generate revenue and achieve or maintain profitability;
●	the level of taxes that we are required to pay; and
●	the availability of capital.

Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability.

Risks Related to Our Intellectual Property

We depend on intellectual property licensed from third parties and termination of any of these licenses could result in the loss of significant rights, which would harm our business.

We are dependent on patents, know-how and proprietary technology, both our own and licensed from others.

We have several license agreements, including with Cabaret Biotech Ltd., or Cabaret, and Dr. Zelig Eshhar, the NIH, and Amgen Inc. These licenses may be terminated upon certain conditions, as further described under “Item 1. Business—Our Research and Development and License Agreements.” Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.  In addition, Cabaret in-licenses some of the intellectual property rights it is licensing to us.  To the extent Cabaret fails to meet its obligations under its license agreement, which we are not in control of, we may lose the benefits of our license agreement with Cabaret.

Disputes may also arise between us and our licensors regarding intellectual property subject to a license agreement, including:

●	the scope of rights granted under the license agreement and other interpretation-related issues;
●	whether and the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
●	our right to sublicense patent and other rights to third parties under collaborative development relationships;
●

our diligence obligations with respect to the use of the licensed technology in relation to our development and commercialization of our product candidates, and what activities satisfy those diligence obligations; and

●	the ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates.

In addition, TCF has licenses to certain intellectual property rights relating to its TCR-GENErator platform, and we are subject to the same risks of termination and disputes with respect to TCF’s licenses.  See “Item 1. Business—T-Cell Factory Acquisition.”

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

We anticipate additional patent applications will be filed both in the United States and in other countries, as appropriate. However, we cannot predict:

●	if and when patents will issue;
●	the degree and range of protection any issued patents will afford us against competitors including whether third parties will find ways to invalidate or otherwise circumvent our patents;
●	whether or not others will obtain patents claiming aspects similar to those covered by our patents and patent applications; or
●	whether we will need to initiate litigation or administrative proceedings which may be costly whether we win or lose.

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

Presently we have rights to the intellectual property, through licenses from third parties and under patent applications that we own or will own, to develop KTE-C19 and certain other product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. For instance, while we have certain intellectual property directed to a CAR-based product candidate that targets the EGFRvIII antigen, we may require an additional license relating to the EGFRvIII scFv target binding site in order to commercialize a CAR-based product candidate that targets the EGFRvIII antigen. In addition, while we have patent rights directed to certain CAR constructs, we do not have, and do not expect to obtain, any intellectual property to broad TCR constructs. Rather, any intellectual property directed to TCR-based product candidates that we may obtain would be product specific.

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

Risks Related to Our Common Stock

The price of our stock has been and may continue to be highly volatile, and you could lose all or part of your investment.

Prior to our initial public offering in 2014, there was no public market for our common stock. We cannot assure you that an active, liquid trading market for our shares will develop or persist. You may not be able to sell your shares quickly or at a recently reported market price if trading in our common stock is not active. The trading price of our common stock following our initial public offering has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

●

the commencement, enrollment or results of the planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

●

any delay in our regulatory filings for our product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;

●	adverse results or delays in clinical trials;
●	our or NCI’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;

●	the size and growth of our initial cancer target markets;
●	our ability to successfully treat additional types of cancers or at different stages, including the ability of TCF to discover new TCR-based product candidates;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2014, our executive officers, directors, and 5% stockholders beneficially owned approximately 37.5% of our voting stock. In addition, our principal stockholder, Arie Belldegrun, our President, Chief Executive Officer and Chairman, beneficially owned approximately 13.8% of our outstanding voting stock as of December 31, 2014. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

We are an emerging growth company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act, or the JOBS Act, enacted in April 2012. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding nonbinding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1 billion or (c) in which we are deemed to be a large accelerated filer, which means we have been subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, for twelve calendar months and the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, including with respect to more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. In future years, our testing, or the subsequent testing by our independent registered public accounting firm if applicable, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The NASDAQ Global Select Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits emerging growth companies to implement many of these requirements over a longer period and up to five years from the pricing of our initial public offering. We intend to take advantage of this new legislation but cannot guarantee that we will not be required to implement these requirements sooner than budgeted or planned and thereby incur unexpected expenses. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

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

Sales of a substantial number of shares of our common stock by our existing stockholders in the public market could cause our stock price to fall.

Sales of a substantial number of shares of our common stock in the public market or the perception that these sales might occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

Sales of our common stock by current stockholders may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate, and make it more difficult for you to sell shares of our common stock.

Certain holders of our securities are entitled to rights with respect to the registration of their shares under the Securities Act. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

We have registered on Form S-8 all shares of common stock that are issuable under our 2014 Equity Incentive Plan, as amended, or the EIP. As a consequence, these shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.

Actual or potential sales of our common stock by our employees, including our directors and executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, and our policies regarding stock transactions, a number of our directors and employees, including executive officers, may adopt stock trading plans pursuant to which they arrange to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to the EIP, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

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

The number of shares of our common stock reserved for issuance under our EIP will automatically increase on January 1 of each year continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares determined by our board of directors. In addition, the number of shares of our common stock reserved for issuance under our 2014 Employee Stock Purchase Plan, or ESPP, will automatically increase on January 1 of each year continuing through and including January 1, 2024, by the lessor of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 720,000 shares, or (3) a number determined by our board of directors that is less than (1) and (2). Unless our board of directors elects not to increase the number of shares underlying our EIP and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

Anti-takeover provisions under our charter documents and Delaware law could delay or prevent a change of control which could limit the market price of our common stock and may prevent or frustrate attempts by our stockholders to replace or remove our current management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent a change of control of our company or changes in our board of directors that our stockholders might consider favorable. Some of these provisions include:

●	a board of directors divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
●	a prohibition on stockholder action through written consent, which requires that all stockholder actions be taken at a meeting of our stockholders;
●	a requirement that special meetings of stockholders be called only by the chairman of the board of directors, the chief executive officer, or by a majority of the total number of authorized directors;
●	advance notice requirements for stockholder proposals and nominations for election to our board of directors;
●

a requirement that no member of our board of directors may be removed from office by our stockholders except for cause and, in addition to any other vote required by law, upon the approval of not less than two-thirds of all outstanding shares of our voting stock then entitled to vote in the election of directors;

●

a requirement of approval of not less than two-thirds of all outstanding shares of our voting stock to amend any bylaws by stockholder action or to amend specific provisions of our certificate of incorporation; and

●

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

If securities or industry analysts issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Santa Monica, California, which consists of a 20,000 square foot facility for administrative and research and development activities. The lease for the facility commenced on June 15, 2013 and has an initial 10-year term expiring on June 15, 2023. We have leased an additional 18,000 square feet near our headquarters in Santa Monica, California, which we expect to use for clinical manufacturing and processing of eACT-based product candidates, research and development and offices.  The lease has an initial 10-year term expiring on January 31, 2025.  We have also leased a commercial manufacturing facility, which consists of approximately 43,500 square feet.  The facility is located in El Segundo, which is adjacent to Los Angeles International Airport. The lease has an initial 10-year and seven month term commencing on January 1, 2016. We anticipate the El Segundo facility will be operational to support the planned commercial launch of KTE-C19 in 2017.We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Select Market since June 20, 2014 under the symbol KITE. Prior to such time, there was no public market for our common stock.  The following table sets forth for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Second Quarter 2014 (beginning June 20, 2014)	32.15	28.92
Third Quarter 2014	29.14	21.39
Fourth Quarter 2014	57.67	28.31

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows the value of an investment of $100 from June 20, 2014 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2014, in our common stock, the Nasdaq Biotechnology Index, the Standard & Poor’s 500 Index (S&P 500), and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return date ended
	6/19/2014 (Inception)	6/30/2014	9/30/2014	12/31/2014
Kite Pharma	$100.00	$170.12	$167.65	$339.24
Nasdaq Biotechnology	100.00	102.08	108.64	120.74
S&P	100.00	99.99	100.60	105.02
Nasdaq Composite	100.00	100.98	102.93	108.49

Holders

As of March 16, 2015 there were approximately 56 holders of record of our common stock.

Dividend Policy

We have not paid any dividends on our common stock since our inception and do not expect to pay dividends on our common stock in the foreseeable future. We currently intend to retain all available funds as well as future earnings, if any, to fund the development and expansion of our operations. Any future determination to pay dividends will be made at the discretion of our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Use of Proceeds from Initial Public Offering of Common Stock

In June 2014, we completed our initial public offering, or IPO, and sold 7,500,000 shares of our common stock at a price of $17.00 per share. Additionally, the underwriters exercised their option to purchase additional shares for an additional 1,125,000 shares at $17.00 per share. As a result of our IPO, we raised a total of approximately $134.1 million in net proceeds after deducting underwriting discounts and commissions of $10.3 million and offering expenses of $2.2 million. Upon completion of our IPO, (1) all outstanding shares of our Series A convertible preferred stock, plus accrued dividends, were converted into 20,393,906 shares of common stock, (2) all outstanding warrants to purchase Series A convertible preferred stock converted into warrants to purchase 159,049 shares of common stock and (3) we issued 3,300,735 shares of common stock as a result of the automatic conversion of the $50.0 million aggregate principal amount of the 2014 Notes, plus accrued interest thereon.

As of December 31, 2014, we have not used any of the net proceeds from our IPO. The net proceeds from our IPO will be used, together with our cash and cash equivalents and short-term investments, to fund continued advancement of our product pipeline, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in additional businesses, technologies, products, or assets of other products, businesses or technologies.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers

None.

Item 6. Selected Financial Data

The selected statements of operations data for the periods presented and the selected balance sheet data for the periods presented (both in thousands, except for share and per share amounts) are derived from our financial statements appearing elsewhere in this Annual Report. Our historical results are not necessarily indicative of the results that can be expected in the future. The selected historical financial data below should be read in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes appearing elsewhere in this Annual Report.

	Years Ended December 31,
	2014	2013	2012
Consolidated statements of operations data:
Operating expenses:
Research and development	$23,089	$5,088	$1,811
General and administrative	13,569	1,339	770
Total operating expenses	36,658	6,427	2,581
Loss from operations	(36,658)	(6,427)	(2,581)
Other income (expense), net	(5,911)	61	8
Net loss	$(42,569)	$(6,366)	$(2,573)
Net loss attributable to common stockholders	$(43,658)	$(7,801)	$(2,573)
Net loss per share attributable to common stockholders-basic and diluted	$(1.91)	$(1.43)	$(0.48)
Weighted-average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	22,822,204	5,473,384	5,314,214

	As of December 31,
	2014	2013	2012
Consolidated balance sheet data:
Cash, cash equivalents, and marketable securities	$367,040	$22,357	$8,651
Working capital	361,645	21,236	8,230
Total assets	370,753	22,982	8,893
Preferred stock	—	20	—
Common stock and additional paid-in capital	420,890	36,996	76
Total stockholders’ equity	362,589	21,581	7,847

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains management’s discussion and analysis of our financial condition and results of operations and should be read together with “Selected Financial Data” and the historical consolidated financial statements and the notes thereto included in “Financial Statements and Supplementary Data”. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”

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

We plan to initiate a company-sponsored multicenter Phase 1-2 clinical trial in the first half of 2015 for our lead product candidate KTE-C19, a CAR-based therapy, in patients with refractory diffuse large B cell lymphoma, or DLBCL, including primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin’s lymphoma, or NHL. If we believe the data are compelling, we plan to discuss with the U.S. Food and Drug Administration, or FDA, the filing of a Biologics License Application, or BLA, for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL. In addition, we plan to begin Phase 2 clinical trials in 2015 for KTE-C19 in patients with relapsed/refractory mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, and acute lymphoblastic leukemia, or ALL. If we believe the data are compelling, we plan to pursue FDA approval for the additional indications.

Recent Developments

Expansion of the CRADA

On February 24, 2015, we amended the CRADA to expand the research plan to include (1) the research and development of the next generation of TCR-based product candidates that are engineered to recognize neo-antigens, which are specific to the unique genetic profile of a patient’s own tumor, (2) the optimization of new methods to manufacture this next generation of TCR-based product candidates and (3) the advancement of CAR-based product candidates for the treatment of clear cell renal cell carcinoma and TCR-based product candidates for the treatment of certain epithelial tumors such as lung and colorectal cancer.

T-Cell Factory Acquisition

On March 17, 2015, we acquired T-Cell Factory, B.V., or TCF, a privately-held biotechnology company headquartered in the Netherlands, which was renamed Kite Pharma EU.  The TCF acquisition has the potential to significantly expand our pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, TCF can rapidly and systematically discover tumor-specific TCRs.

The TCF acquisition also brings us expertise from Europe’s leading scientists in the field of T cell immuno-oncology as well as a strong partnership with the Netherlands Cancer Institute-Antoni Van Leeuwenhoek, or NKI-AVL, which is the only dedicated cancer center in the Netherlands and maintains an important role as a national and international center of scientific and clinical expertise, development and training. Antonius Schumacher, Ph.D., a preeminent scientist in the field of T cell immuno-oncology, will serve as Chief Scientific Officer of Kite Pharma EU.  Dr. Schumacher is currently the Deputy Director and Principal Investigator of the NKI-AVL.  TCF also has a license agreement with the NKI-AVL for know-how, materials and protocols, and the right of first negotiation of certain intellectual property rights with relevance to TCRs that may be developed in Dr. Schumacher’s lab at the NKI-AVL over the next five years.

Our Research and Development and License Agreements

Pursuant to the CRADA, we have an exclusive option to negotiate commercialization licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plan.  We currently have three patent license agreements with the NIH for intellectual property relating to various TCR-based product candidates and a CAR-based product candidate.  We also have a license agreement with Cabaret Biotech Ltd., or Cabaret, and its founder relating to intellectual property and know-how owned or licensed by Cabaret and relating to CAR constructs that encompass KTE-C19.

On December 31, 2014, we entered into the Amgen Agreement pursuant to which we and Amgen expect to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets. Under the terms of the Amgen Agreement, we and Amgen will jointly create preclinical development plans through IND filing with the FDA for the research and development of CAR-based product candidates that target certain antigens expressed on the cell surface of various cancers. We and Amgen expect to progress multiple Amgen programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Amgen selected cancer target. We and Amgen also expect to progress multiple Kite programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Kite selected cancer target. Under certain circumstances, the collaboration may be expanded to include the research and development of other product candidates.

For additional information regarding the CRADA and our license agreements, see Note 6 to our financial statements appearing elsewhere in this Annual Report.

Components of Operating Results

Revenues

As of December 31, 2014, we have not generated any revenue. In the future, we may generate revenue from a combination of product sales, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the amount and timing of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, will be materially adversely affected.

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

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following table sets forth our results of operations for the years ended December 31, 2014 and 2013.

	YEAR ENDED DECEMBER 31,		CHANGE
	2014	2013	$
	(in thousands)
Operating expenses:
Research and development	$23,089	$5,088	$18,001
General and administrative	13,569	1,339	12,230
Total operating expenses	36,658	6,427	30,231
Loss from operations	(36,658)	(6,427)	(30,231)
Other income (expense):
Interest income	371	52	319
Interest expense	(6,269)	(4)	(6,265)
Other income (expense)	(13)	13	(26)
Total other income (expense)	(5,911)	61	(5,972)
Net loss	$(42,569)	$(6,366)	$(36,203)

Research and Development Expenses

Research and development expenses were $23.1 million and $5.1 million for the years ended December 31, 2014 and 2013, respectively. The increase in research and development expenses during this period of $18.0 million was primarily due to:

•	$9.9 million in stock-based compensation expense related to our research and development staff and non-employees;
•	$3.7 million in compensation expense related to increased research and development staff and consultant costs;
•	$3.4 million in costs related to our eACT development program; and
•	$1.0 million in other research and development expenses related to depreciation, training, travel, facilities occupancy and office expenses,

General and Administrative Expenses

General and administrative expenses were $13.6 million and $1.3 million for the years ended December 31, 2014 and 2013, respectively. The increase in general and administrative expenses during this period of $12.3 million was primarily due to:

•	$6.1 million of stock-based compensation expenses related to our administrative personnel;
•	$4.2 million of expenses related to increased personnel costs, including employees and consultants;
•	$1.4 million related to increased corporate expenses, primarily related to NASDAQ listing and investor relations; and
•	$0.6 million related to increased insurance and facilities occupancy expenses.

Interest Expense

Interest expense was $6.3 million and $3,562 for the years ended December 31, 2014 and 2013, respectively. The increase in interest expense during this period of $6.3 million was primarily due to the beneficial conversion feature on the 2014 Notes, as further described under Note 7 to our financial statements appearing elsewhere in this Annual Report.

Comparison of the Years Ended December 31, 2013 and 2012

The following table sets forth our results of operations for the years ended December 31, 2013 and 2012.

	YEAR ENDED DECEMBER 31,		CHANGE
	2013	2012	$
	(in thousands)
Operating expenses:
Research and development	$5,088	$1,811	$3,277
General and administrative	1,339	770	569
Total operating expenses	6,427	2,581	3,846
Loss from operations	(6,427)	(2,581)	(3,846)
Other income (expense):
Interest income	52	36	16
Interest expense	(4)	(1)	(3)
Other income (expense)	13	(27)	40
Total other income	61	8	53
Net loss	$(6,366)	$(2,573)	$(3,793)

Research and Development Expenses

Research and development expenses were $5.1 million and $1.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in research and development expenses during this period of $3.3 million was primarily due to:

•	$2.0 million in compensation expense related to increased research and development staff and consultant costs;
•	$1.0 million in costs related to our eACT development program; and
•	$0.3 million related to increased insurance and facilities occupancy expenses.

General and Administrative Expenses

General and administrative expenses were $1.3 million and $0.8 million for the years ended December 31, 2013 and 2012, respectively. The increase in general and administrative expenses during this period of $0.5 million was primarily due to:

•	$0.2 million of expenses related to increased personnel costs, including employees and consultants;
•	$0.2 million related to increased corporate expenses, primarily related to IPO expenses and investor relations; and
•	$0.1 million related to increased travel and facilities occupancy expenses.

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

On June 20, 2014, we completed our IPO and sold 7,500,000 shares of our common stock at a price of $17.00 per share. Additionally, the underwriters exercised their option to purchase an additional 1,125,000 shares at $17.00 per share. As a result of our IPO, we raised a total of approximately $134.1 million in net proceeds after deducting underwriting discounts and commissions of $10.3 million and offering expenses of $2.2 million. Costs directly associated with our IPO were capitalized and recorded as deferred IPO costs prior to the completion of our IPO. These costs have been recorded as a reduction of the proceeds received from the IPO. Upon completion of our IPO, (1) all outstanding shares of our Series A convertible preferred stock, plus accrued dividends, were converted into 20,393,906 shares of common stock, (2) all outstanding warrants to purchase Series A convertible preferred stock converted into warrants to purchase 159,049 shares of common stock and (3) we issued 3,300,735 shares of common stock as a result of the automatic conversion of the $50.0 million aggregate principal amount of the 2014 Notes, plus accrued interest thereon.

In December 2014, we completed a follow-on public offering and sold 3,485,000 shares of our common stock at a price of $54.00 per share.  We raised a total of approximately $177.1 million in net proceeds after deducting the underwriting discount and commissions of $10.8 million and offering expenses of $0.3 million. Costs directly associated with the follow-on public offering were capitalized and recorded as deferred offering costs prior to the completion of the follow-on public offering. These costs have been recorded as a reduction of the proceeds received from the follow-on public offering.

As part of the follow-on public offering, in January 2015, we sold an additional 522,750 shares of our common stock at a price of $54.00 per share pursuant to the underwriters’ exercise in full of their over-allotment option.  As a result, the total number of shares sold in the follow-on public offering was 4,007,750 shares, and we raised a total of approximately $203.7 million in net proceeds after deducting the underwriting discount and commission of $12.4 million and offering expenses of $0.3 million.

As of December 31, 2014, we had $209.3 million in cash and cash equivalents, and $157.7 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in 2009 and, as of December 31, 2014, we had an accumulated deficit of $58.0 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(in thousands)
Net cash provided by (used in):
Operating activities	$(17,072)	$(5,612)	$(2,786)
Investing activities	(160,139)	(279)	(2)
Financing activities	364,152	19,597	255
Net change in cash and cash equivalents	$186,941	$13,706	$(2,533)

Operating Activities

Net cash used in operating activities was $17.1 million during the year ended December 31, 2014 as compared to $5.6 million during the year ended December 31, 2013. The increase in cash used in operating activities of $11.5 million between the year ended December 31, 2014 and 2013 was primarily the result of increased operating expenses due to additional headcount, payment of annual bonuses, insurance premiums, facilities related costs, and payments made under the Cabaret license and other research and development and clinical activities.

Investing Activities

Net cash used in investing activities was $160.1 million during the year ended December 31, 2014 as compared to $0.3 million during the year ended December 31, 2013. The increase in cash used in investing activities of $159.8 million between the year ended December 31, 2014 and 2013 was primarily the result of transactional activity related to our marketable securities portfolio, as well as the acquisition of laboratory equipment.

Financing Activities

Net cash provided by financing activities was $364.2 million during the year ended December 31, 2014 as compared to $19.6 million during the year ended December 31, 2013. The increase in cash provided by financing activities of $344.6 million between the year ended December 31, 2014 and 2013 was primarily the result of proceeds from the convertible debt offering, our IPO and the follow-on public offering.

Contractual Obligations and Commitments

The following summaries our significant contractual obligations as of December 31, 2014

		LESS THAN	1 TO 3	3 TO 5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
	(in thousands)
Lease obligations(1)	$5,937	$635	$1,425	$1,371	$2,506
Minimum license agreements(2)	1,348	977	192	179	—
Minimum manufacturing costs(3)	216	216	—	—	—
Total	$7,501	$1,828	$1,617	$1,550	$2,506

(1) Consists of our lease agreement for a 20,000 square foot facility used for administrative and research and development activities. The lease commenced on June 15, 2013 and has a 10-year initial term expiring on June 15, 2023.

(2) Consists of $250,000 required to be paid under the CRADA, $457,000 under the NIH license agreements and $631,000 under the sponsored research agreement with the Medical Research, Infrastructure and Health Services Fund of the Tel Aviv Medical Center.

(3) Consistent of payments for costs incurred with a third-party manufacturer.

Each of the CRADA and certain of our license agreements under which we may be required to pay  quarterly or annual fees is generally cancelable by us, given appropriate prior written notice and, as such, is excluded from the table above, unless the fees were already incurred at December 31, 2014. The annual amount payable by us to maintain the CRADA and certain of our license agreements is approximately $3.1 million. Other than as disclosed in the table above, the payment obligations under the license agreements, as well as under the Amgen Agreement, are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. See “Item 1. Business—Our Research and Development and License Agreements” for additional information regarding these payment obligations. As of December 31, 2014, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above.

In addition, after December 31, 2014, we entered into two lease agreements. For additional information regarding these lease agreements, including our payment obligations, see Note 14 to our financial statements appearing elsewhere in this Annual Report.  We also received $60.0 million as an upfront payment pursuant to the Amgen Agreement in the first quarter of 2015.  We will pay a portion of this payment to Cabaret.

We have entered and will enter into other contracts in the normal course of business with third-party manufacturers, contract research organizations for clinical trials and other vendors for other services and products for operating purposes. These agreements generally provide for termination or cancellation, and, other than for costs already incurred, are not included in the table above.

Off-Balance Sheet Arrangements

We have not entered into, nor do we currently have any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates are reflected in our financial statements prospectively from the date of the change in estimate.

We define our critical accounting policies as those accounting principles generally accepted in the United States that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in Note 3 to our financial statements appearing elsewhere in this Annual Report, we believe the following are the critical accounting policies used in the preparation of our financial statements that require significant estimates and judgments.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are expensed as incurred due to the uncertainty surrounding the development process and the uncertainty of future benefits. Expenses related to patent costs for the years ended December 31, 2014 and 2013 were $527,931 and $650,439, respectively.

Research and Development

Research and development costs are expensed as incurred. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. We accrue for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from our external service providers. We adjust our accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements, the milestone payment obligations are expensed when the milestone results are achieved.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options, and warrants or other equity instruments issued to non-employees, including consultants and members of our Scientific Advisory Board as consideration for goods or services received by us, are accounted for based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is recorded as expense over the vesting period. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which we have the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. As of December 31, 2014, we had $209.3 million in cash and cash equivalents, and $157.7 million in marketable securities. We invest our cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the relatively short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2014, 2013 or 2012.

Item 8. Financial Statements and Supplementary Data

Kite Pharma, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kite Pharma, Inc.

We have audited the accompanying balance sheet of Kite Pharma, Inc. as of December 31, 2014, and the related statements of operations and comprehensive loss, statement of changes in stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kite Pharma, Inc. at December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Los Angeles, California

March 26, 2015

Report of Independent Registered Public Accounting Firm

Kite Pharma, Inc.

Santa Monica, California

We have audited the accompanying balance sheet of Kite Pharma, Inc. as of December 31, 2013, and the related statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York

April 4, 2014

KITE PHARMA, INC.

BALANCE SHEETS

(in thousands, except share amounts)

	DECEMBER 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$209,298	$22,357
Marketable securities	157,742	—
Prepaid expenses and other current assets	1,330	241
Total current assets	368,370	22,598
Property and equipment, net	2,093	274
Other assets	290	110
Total assets	$370,753	$22,982
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,320	$382
Accrued expenses and other current liabilities	3,132	980
Options early exercise liability	1,273	—
Total current liabilities	6,725	1,362
Other non-current liabilities	48	—
Deferred rent	111	39
Options early exercise noncurrent liability	1,280	—
Total liabilities	8,164	1,401
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Series A Preferred Stock, $0.001 par value, 0 and 20,474,452 shares authorized, 0 and 20,315,397 shares issued and outstanding (liquidation value of $0 and $39,082) as of December 31, 2014 and December 31, 2013, respectively	—	20
Preferred Stock, $0.001 par value, 10,000,000 and 0 shares authorized, 0 issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	—	—
Common stock, $0.001 par value, 200,000,000 and 75,000,000 shares authorized, 41,855,304 and 5,527,816 shares issued and outstanding, excluding 2,180,129 and 0 shares subject to repurchase at December 31, 2014 and December 31, 2013, respectively	42	6
Additional paid-in capital	420,848	36,990
Accumulated other comprehensive loss	(297)	—
Accumulated deficit	(58,004)	(15,435)
Total stockholders' equity	362,589	21,581
Total liabilities and stockholders' equity	$370,753	$22,982

KITE PHARMA, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Operating expenses:
Research and development	$23,089	$5,088	$1,811
General and administrative	13,569	1,339	770
Total operating expenses	36,658	6,427	2,581
Loss from operations	(36,658)	(6,427)	(2,581)
Other income (expense):
Interest income	371	52	36
Interest expense	(6,269)	(4)	(1)
Other income (expense)	(13)	13	(27)
Total other income (expense)	(5,911)	61	8
Net loss	(42,569)	(6,366)	(2,573)
Series A preferred stock dividend	(1,089)	(1,435)	—
Net loss attributable to common stockholders	$(43,658)	$(7,801)	$(2,573)
Net loss per share, basic and diluted	$(1.91)	$(1.43)	$(0.48)
Weighted-average shares outstanding, basic and diluted	22,822,204	5,473,384	5,314,214
Comprehensive loss:
Net loss	$(42,569)	$(6,366)	$(2,573)
Unrealized loss on available-for-sale securities, net	(297)	—	—
Comprehensive loss	$(42,866)	$(6,366)	$(2,573)

KITE PHARMA, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	SERIES A				SECURITIES	ADDITIONAL		ACCUMULATED OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		CONVERTIBLE	PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	INTO EQUITY	CAPITAL	DEFICIT	LOSS	EQUITY
Balance at December 31, 2011	—	$—	5,218,650	$6	$14,192	$36	$(3,849)	$—	$10,385
Stock based compensation for services	—	—	105,000	—	—	30	—	—	30
Stock option exercise	—	—	91,666	—	—	5	—	—	5
Net loss	—	—	—	—	—	—	(2,573)	—	(2,573)
Balance at December 31, 2012	—	$—	5,415,316	$6	$14,192	$71	$(6,422)	$—	$7,847

	SERIES A				SECURITIES	ADDITIONAL		ACCUMULATED OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		CONVERTIBLE	PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	INTO EQUITY	CAPITAL	DEFICIT	LOSS	EQUITY
Balance at December 31, 2012	—	$—	5,415,316	$6	$14,192	$71	$(6,422)	$—	$7,847
Stock based compensation for services	—	—	105,000	—	—	125	—	—	125
Stock option exercise	—	—	7,500	—	—	—	—	—	—
Conversion of convertible notes into preferred stock	137,289	—	—	—	—	255	—	—	255
Issuance of preferred stock, net	10,655,436	11	—	—	—	19,586	—	—	19,597
Conversion of convertible securities into preferred stock	9,522,672	9	—	—	(14,192)	$14,183	—	—	—
Issuance of warrants to placement agent	—	—	—	—	—	123	—	—	123
Convertible securities beneficial conversion feature	—	—	—	—	—	2,647	(2,647)	—	—
Net loss	—	—	—	—	—	—	(6,366)	—	(6,366)
Balance at December 31, 2013	20,315,397	$20	5,527,816	$6	$—	$36,990	$(15,435)	$—	$21,581

	SERIES A				SECURITIES	ADDITIONAL		ACCUMULATED OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		CONVERTIBLE	PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	INTO EQUITY	CAPITAL	DEFICIT	LOSS	EQUITY
Balance at December 31, 2013	20,315,397	$20	5,527,816	$6	$—	$36,990	$(15,435)	$—	$21,581
Stock based compensation for services	—	—	7,812	—	—	16,145	—	—	16,145
Stock option exercise	—	—	515,035	—	—	386	—	—	386
Issuance of common stock, net	—	—	12,110,000	13	—	311,218	—	—	311,231
Conversion of convertible notes into common stock	—	—	3,300,735	3	—	50,498	—	—	50,501
Conversion of preferred stock into common stock	(20,315,397)	(20)	20,315,397	20	—	—	—	—	—
Payment of preferred stock dividend in common stock	—	—	78,509	—	—	—	—	—	—
Convertible securities beneficial conversion feature	—	—	—	—	—	5,611	—	—	5,611
Accumulated other comprehensive loss	—	—	—	—	—	—	—	(297)	(297)
Net loss	—	—	—	—	—	—	(42,569)	—	(42,569)
Balance at December 31, 2014	—	$—	41,855,304	$42	$—	$420,848	$(58,004)	$(297)	$362,589

KITE PHARMA, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Cash flows from operating activities
Net loss	$(42,569)	$(6,366)	$(2,573)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation and amortization	262	17	9
Stock-based compensation	16,145	125	30
Change in fair value of derivative liability	—	(18)	27
Noncash interest expense	6,114	4	1
Deferred rent	72	(1)	(6)
Loss on disposal of assets	19	5	—
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(1,089)	(47)	(180)
Other assets	(180)	(80)	(18)
Accounts payable	1,937	255	52
Accrued expenses	2,285	453	(99)
Due to related party	(68)	41	(29)
Net cash used in operating activities	(17,072)	(5,612)	(2,786)
Cash flows from investing activities
Capital expenditures	(2,100)
Purchases of marketable securities	(1,194,930)	—	—
Sales and maturities of marketable securities	1,036,891	—	—
Purchase of property and equipment	—	(279)	(2)
Net cash used in investing activities	(160,139)	(279)	(2)
Cash flows from financing activities
Principal payments on capital lease obligations	(17)	—	—
Initial public offering costs	(23,585)	—	—
Proceeds from issuance of common stock	334,815	—	—
Proceeds from exercise of stock options	2,939	—	5
Proceeds from issuance of preferred stock, net	—	19,597	—
Proceeds from issuance of convertible notes	50,000	—	250
Net cash provided by financing activities	364,152	19,597	255
Net change in cash and cash equivalents	186,941	13,706	(2,533)
Cash and cash equivalents at beginning of period	22,357	8,651	11,184
Cash and cash equivalents at end of period	$209,298	$22,357	$8,651
Supplemental schedule of cash flows information:
Cash paid for interest	$153	$17	$—
Supplemental schedule of non-cash investing and financing activities:
Discount from conversion of securities convertible into equity	$5,612	$254	$—
Conversion of convertible securities into equity	$2,525	$2,647	$—
Conversion of convertible notes and accrued interest into equity	$50,501	$15,000	$—

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

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $58.0 million and $15.4 million as of December 31, 2014 and December 31, 2013, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. Amounts formerly included in the due to related party caption have been reclassified to conform to the current period’s classification under other current liabilities.

The success of the Company depends on its ability to develop its technologies to the point of U.S. Food and Drug Administration (“FDA”) approval and subsequent revenue generation or through the sale, merger, or other transfer of all or substantially all of the Company’s assets and, accordingly, to raise enough capital to finance these developmental efforts. In the future, management will need to raise additional capital to finance the continued operating and capital requirements of the Company. Any amounts raised will be used to further develop the Company’s technologies, acquire additional product licenses and for other working capital purposes. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs. If the Company cannot obtain adequate working capital, it will be forced to reevaluate its planned business operations.

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

Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income and other expense, net, respectively. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income. At December 31, 2014, there have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

Property and equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation, amortization and, if applicable, impairment charges. We review our property and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided over the assets’ useful lives on a straight-line basis. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. See Note 5 for further discussion regarding property and equipment.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are expensed as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $527,931, $650,439, and $32,929 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2014 and 2013, respectively (in thousands):

	December 31
	2014	2013
Accrued compensation costs	$2,233	$397
Accrued taxes	149	—
Accrued past patent expense reimbursement	126	440
Accrued research and development costs	569	53
Accrued other expense	52	19
Accrued related party costs	3	71
Total accrued expenses and other current liabilities	$3,132	$980

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters, public company expenses relating to maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers, and adjusting its accruals as actual costs become known.

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

The following table sets forth potentially dilutive securities for the periods presented:

	DECEMBER 31,
	2014	2013	2012
Series A preferred stock	—	20,315,397	—
Warrants to purchase common stock	159,049	—	—
Unvested early exercise options	2,180,129	—	—
Options to purchase common stock	5,338,707	2,767,222	32,500
Total	7,677,885	23,082,619	32,500

The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of certain employees. The Company has the option to repurchase these shares should these employees not vest in them prior to their termination from the Company.

The following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of the periods presented:

	DECEMBER 31,
	2014	2013	2012
Securities convertible into equity	—	—	9,522,672
Warrants to purchase common stock	—	159,049	—
Options to purchase common stock	—	—	395,000
Total	—	159,049	9,917,672

Amounts in the tables above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of basic and diluted loss per common share for the periods presented (in thousands, except share and per share amounts):

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Numerator:
Net loss	$(42,569)	$(6,366)	$(2,573)
Series A preferred stock dividends	(1,089)	(1,435)	—
Net loss attributable to common shareholders	(43,658)	(7,801)	(2,573)
Denominator:
Weighted-average common shares outstanding	24,513,751	5,473,384	5,314,214
Less: weighted-average unvested common shares subject to repurchase	(1,691,547)	—	—
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	22,822,204	5,473,384	5,314,214
Net loss per common share attributable to common stockholders, basic and diluted	$(1.91)	$(1.43)	$(0.48)

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

In June 2014, a new standard was issued which eliminates the financial reporting distinction between development stage entities and other reporting entities, thereby eliminating the requirements to present inception-to-date information in the statements of operations and stockholders’ equity and cash flow, or label the financial statements as those of a development stage entity. The Company has elected to early adopt this guidance, as permitted, for its financial statements for the year ended December 31, 2014, and therefore has no longer labeled its financial statements as those of a development stage entity or included any inception-to-date information.

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

In January 2015, a new standard was issued which eliminates the concept of extraordinary items, which previously were defined as events or transactions that are distinguished from other transactions by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification affects the presentation of the income statement, and management believes the change simplifies the presentation. The standard if effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operation or related financial statement disclosures.

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

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities;
Level 2:

Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.

The carrying amounts of the Company’s prepaid expenses, other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short term nature of these instruments. No transfers between levels have occurred during the periods presented.

There were no assets and liabilities subject to fair value measurement at December 31, 2013.  Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds(1)	$1,769	$1,769	$—	$—
Commercial paper	10,010	—	10,010	—
Corporate debt securities	67,473	—	67,473	—
Government sponsored entities	80,259	—	80,259	—
Total	$159,511	$1,769	$157,742	$—

(1)	Included within cash and cash equivalents on the Company’s balance sheet.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2014. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Investments classified as available-for-sale at December 31, 2014 consisted of the following (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity (in years)	Cost	Gains	Losses	Fair Value
Marketable Securities:
Commercial paper	1 year or less	$10,010	$—	$—	$10,010
Corporate debt securities	1 year or less	35,077	—	(43)	35,034
Corporate debt securities	1-2 years	32,535	—	(96)	32,439
Corporate debt securities	More than 2 years	—	—	—	—
Government sponsored entities	1 year or less	50,947	2	(31)	50,918
Government sponsored entities	1-2 years	28,389	—	(44)	28,345
Government sponsored entities	More than 2 years	1,000	—	(4)	996
Total available-for-sale securities		$157,958	$2	$(218)	$157,742

The Company recognizes realized gains or losses on sales or maturities of available-for-sale securities as net interest income. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December

31, 2014, there were 127 securities in unrealized loss positions. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of December 31, 2014 and 2013 (in thousands):

	DECEMBER 31,
	2014	2013
Laboratory equipment	$1,362	$244
Computer equipment and software	282	22
Office equipment and furniture	377	29
Leasehold improvements	334	7
	2,355	302
Less: accumulated depreciation and amortization	(262)	(28)
Property and equipment, net	$2,093	$274

Depreciation and amortization expense was $261,583 and $16,791 for the years ended December 31, 2014 and 2013, respectively. The net book value of assets under capital leases at December 31, 2014 and 2013 was $77,958 and $0, respectively, net of accumulated depreciation of $18,071 and $0, respectively.

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

Upon execution of the UCLA License Agreement, the Company made an aggregate one-time cash payment to the Regents of $10,000 which was expensed as research and development expense and agreed to reimburse the Regents for past patent expenses totaling $166,000 in 24 monthly installments commencing on February 9, 2013. Additionally, the Company issued to the Regents 27,400 shares of common stock, par value $0.001 per share, valued at $10,412. The Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to the Licensed Product in the United States, Europe and Japan. The aggregate potential milestone payments are $2.2 million, of which $2.0 million is due only after marketing approval in the United States, Europe and Japan. The first milestone payment will be due upon the dosing of the first patient in the first Phase 2 clinical study of a Licensed Product in the United States. The Company was not required to make any milestone payments for the years ended December 31, 2014, 2013 and 2012. The expenses the Company recognized in connection with the UCLA License Agreement were $22,564, $58,900 and 38,000 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The CRADA has a five-year term commencing August 31, 2012 and expiring on August 30, 2017. During the term of the agreement, the Company will make quarterly payments of $250,000 to the NCI for support of research activities. Total expenses recognized under the CRADA were $1.0 million, $1.0 million and $333,333 of the years ended December 31, 2014, 2013 and 2012, respectively. See Note 14 for discussion of amendment of the CRADA subsequent to December 31, 2014.

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

In addition, the Company must also pay the NIH royalties on net sales of Licensed Products at rates in the mid-single digits. The Company is also required to pay NIH benchmark payments based upon aggregate net sales of Licensed Products, which amount will equal up to $7.0 million following aggregate net sales of $1.0 billion. To the extent the Company enters into a sublicensing agreement relating to the Licensed Products, the Company is required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the Licensed Products at the time of the sublicense. Sublicense payments shall be in lieu of, and not in addition to, benchmark payments.

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

The expenses recognized under the NIH license were $ 90,000, $191,200 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

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

As part of the Cabaret License, during April 2014, the Company entered into a sponsored research agreement (the “Grant Agreement”) with The Medical Research, Infrastructure, and Health Services Fund of the Tel Aviv Medical Center (the “Fund”) pursuant to which Dr. Eshhar shall conduct research, according to a mutually agreed research work-plan, which shall be funded by the Company according to a mutually agreed upon budget, which was agreed to pursuant to a December 30, 2014 amendment to the Grant Agreement. The Company has a right of first negotiation with the Fund for rights to patentable inventions on reasonable and customary terms.

The expenses recognized in connection with the Cabaret License were $25,000, $375,000 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Additionally, in June 2013 the Company entered into a four year Consulting and Scientific Advisory Agreement (the “Consulting Agreement”). Pursuant to the terms of the Consulting Agreement, the Company pays a cash fee equal to $50,000 per annum payable in quarterly installments. On December 13, 2013, the Consulting Agreement was amended to provide that the Company shall also pay a cash payment equal to $135,000 upon the earlier to occur of (a) a change of control of the Company; and (b) the closing of the Company’s initial public offering of its securities. In June 2014 in connection with the close of the IPO, the Company recognized this $135,000 payment as an expense, which was paid in the fourth quarter of 2014. In addition, on December 12, 2013, the Company granted an option (the “Consulting Option”) to purchase 403,043 shares of the Company’s common stock at an exercise price equal to $0.70 per share for a total value of $193,714. During the second quarter of 2014, the Company’s Board of Directors approved the acceleration of vesting of these options, and the Company recorded approximately $3.8 million of expense related to the accelerated vesting. The expenses recognized in connection with the Consulting Agreement were $50,000, $47,917 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company shall own all intellectual property that the consultant develops during and within the course of performing the services for the Company under the Consulting Agreement, whether alone or with others within the Company. The consultant has also agreed not to provide any consulting activities to any third parties relating to the use of adoptive cell therapy in oncology.

May 2014 NIH License Agreement

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

Pursuant to the terms of this license, the Company is required to pay the NIH a cash payment in the aggregate amount of $150,000, two-thirds of which was due and paid within 60 days of the date of the agreement and one-third of which will be payable upon the earlier to occur of (1) 18 months from the date of execution of the license and (2) the termination of the license. The Company also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $30,000.

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

In addition, the Company is required to pay the NIH one-time benchmark payments following aggregate net sales of up to $1.0 billion on licensed products at certain benchmarks. The aggregate potential amount of these benchmark payments is $7.0 million. The Company must also pay the NIH royalties on net sales of products covered by the license at rates in the mid-single digits. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense. Any such sublicense payments shall be made in lieu of, and not in addition to, benchmark payments, and are subject to certain caps.

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

The expenses recognized under the NIH license were $ $184,058, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

December 2014 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated December 31, 2014, the Company holds an exclusive, worldwide license to certain intellectual property related to TCR-based product candidates that target HPV antigens E6 and E7 of the HPV subtype 16.

Pursuant to the terms of this license, the Company paid the NIH a cash payment in the aggregate amount of $350,000 in February 2015. The Company also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $42,000.

The terms of this license also require the Company to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter shall be payable within 30 days of January 1.

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $6.0 million, of which aggregate payments of $5.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the Company’s first sponsored Phase 1 clinical trial.

In addition, the Company is required to pay the NIH one-time benchmark payments following aggregate net sales of up to $1.0 billion on licensed products. The aggregate potential amount of these benchmark payments is $7.0 million. The Company must also pay the NIH royalties on net sales of products covered by this license at rates in the mid-single digits. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense. Any such sublicense payment is subject to a certain cap.

The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. None of the applications included in the NIH licensed patent rights have issued yet. Any patents issuing from these applications will have a base expiration date no earlier than 2034. The NIH may terminate or modify the license in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to the NIH. In addition, the NIH has the right to require the Company to sublicense the rights to the product candidates covered by the license upon certain conditions, including if the Company is not reasonably satisfying required health and safety needs or if the Company is not satisfying requirements for public use as specified by federal regulations.

The expenses recognized under the NIH License were $392,000, $0 and $0 for the years ended December 31, 2014, 2013 and 2012, respectively.

Amgen Research Collaboration and License Agreement

On December 31, 2014, the Company entered into the Research Collaboration and License Agreement with Amgen Inc. (“Amgen”) pursuant to which the Company and Amgen expect to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets.

Under the terms of the Amgen Agreement, the Company and Amgen will jointly create preclinical development plans through IND filing with the FDA for the research and development of CAR-based product candidates that target certain antigens expressed on the cell surface of various cancers. The Company and Amgen expect to progress multiple Amgen programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Amgen selected cancer target. The Company and Amgen also expect to progress multiple Kite programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Kite selected cancer target. Under certain circumstances, the collaboration may be expanded to include the research and development of other product candidates.

Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. The Company will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials.

Amgen paid the Company $60.0 million as an upfront payment in February 2015, a portion of which the Company will pay to one of its licensors. The Company will be eligible to receive up to $525.0 million in milestone payments for each Amgen program based on the successful completion of regulatory and commercial milestones, plus tiered high single to double digit royalties for sales and the license of the Company’s intellectual property for CAR-based product candidates. Amgen will be eligible to receive up to $525.0 million in regulatory and commercial milestone payments per Kite program plus tiered single digit sales royalties.

The term of the Amgen Agreement will continue on a target-by-target basis until the later of (1) the date on which the product candidates directed against the target are no longer covered by certain intellectual property rights, (2) the loss of certain regulatory exclusivity and (3) a defined term from the first commercial sale of the first product candidate directed against the target. Either party may terminate the agreement on a target-by-target basis with respect to its own programs with prior written notice. Either party may also terminate the agreement with written notice upon material breach by the other party, if such breach has not been cured within a defined period of receiving such notice.

There were no expenses recognized under the Amgen Agreement for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 7—CONVERTIBLE NOTES PAYABLE

On November 30, 2012, the Company issued a 4% convertible promissory note (the “4% Note”) in the principal amount of $250,000 with an original maturity date of January 31, 2013, which was subsequently amended to May 15, 2013. The 4% Note was mandatorily convertible into shares of the Company’s equity securities upon the closing of a financing in which the Company received cumulative gross proceeds of at least $3,000,000 (a “Qualified Financing”) through the issuance of shares of its equity securities or any securities convertible or exchangeable for equity securities, of one or more series ( “Equity Securities”). Contemporaneously with the closing of a Qualified Financing, the outstanding principal of the 4% Note and all accrued but unpaid interest would automatically convert into the same kind of validly issued, fully paid and non-assessable Equity Securities as issued in the Qualified Financing at a conversion price equal to the per share or unit purchase price of the Qualified Financing.

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

Pursuant to the 2014 Notes agreement, in a qualified initial public offering the 2014 Notes, including interest thereon, would automatically convert into a number of shares of common stock at a per share conversion price equal to (1) 90% of the initial public offering price, if the qualified initial public offering occurred prior to December 31, 2014. In June 2014, as a result of the IPO, the $50.0 million principal amount of the 2014 Notes plus accrued interest of approximately $0.5 million automatically converted into 3,300,735 shares of the Company’s common shares at a conversion price of $15.30 per share which was a discount of 10% to the initial offering price of $17.00. The Company recognized a charge to interest expense and additional paid-in capital of $5,611,725 related to this beneficial conversion feature at the time of conversion.

NOTE 8—STOCKHOLDERS’ EQUITY

Series A Preferred Stock Financing

On May 10, 2013, the Company completed a private placement (the “Series A Financing”) in which it issued an aggregate of 20,315,397 shares of Series A Convertible Preferred Stock of the Company (the “Series A Preferred Shares”). In connection with the Series A Financing, the Company issued 10,792,725 Series A Preferred Shares at a purchase price of $1.8531 per share for gross proceeds of $19,999,999 less issuance costs of $148,741. Included in the gross proceeds was the conversion of the 4% Notes and accrued interest totaling $254,411. In addition, pursuant to the terms of the Convertible Securities from the 2011 Financing (defined below), the aggregate principal amount of $14,995,525 converted into 9,522,672 Series A Preferred Shares at a conversion price equal to $1.5751, representing a 15% discount to the purchase price. Additionally, the Company issued warrants (the “Series A Warrants”) to purchase an aggregate of 159,049 Series A Preferred Shares, of which certain designees of Riverbank Capital Securities, Inc. (“Riverbank”) received 148,146 (see Note 11). As of May 10, 2013, the date of issue, the Series A Warrants were valued at $122,500.

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

In connection with the Series A Financing, two new members were appointed to the Board of Directors. In addition, for so long as at least 2,000,000 Series A Preferred Shares remained outstanding, the holders of the Series A Preferred Shares voting as a separate class, were entitled to elect one (1) member of the Board. Moreover, for so long as at least 2,000,000 Series A Preferred Shares remained outstanding, the affirmative vote of at least two-thirds of the Series A Preferred Shares then outstanding were required for the Company to take certain corporate actions.The holders of Series A Preferred Shares were entitled to an annual per share cumulative dividend equal to 6% of the Stated Value (as defined) of each share of Series A Preferred Shares, and which the Company could elect to pay in the form of additional shares of common stock in lieu of cash. The holders of Series A Preferred Shares were entitled to payment of all accrued dividends prior to the payment of any dividends to the holders of common stock. As of December 31, 2013, the amount for the Series A Preferred Shares dividend was $1,435,723.

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

The Company incurred issuance costs of $806,396 of which approximately $770,220 related to placement agent fees paid of $673,420 and warrants with a fair value of $96,800 to be issued to Riverbank, a FINRA member broker dealer and a related party controlled by certain officers and/or directors of the Company (see Note 11), which acted as placement agent for the Company in connection with the issuance of the Convertible Securities. These financing costs were netted against the Convertible Securities upon the closing of the financing.

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

Restricted Common Stock

Pursuant to the terms of an employment agreement (the “Employment Agreement”) entered into with the Company’s President and Chief Executive Officer from September 1, 2010 until her resignation in December 2013, on September 1, 2010, the Company issued to Dr. Jakobovits 480,000 shares of restricted common stock (the “Restricted Shares”). In February 2011, upon the completion of a private placement offering, 12.5% of the Restricted Shares vested. The remaining 87.5% of the Restricted Shares vest over four years with 25% of such remaining shares vesting upon the first anniversary of the Employment Agreement and 1/36th of such remaining Restricted Shares vesting on each subsequent one-month anniversary of the agreement. The Restricted Shares were determined to have a total fair value of $24,000 on grant date as estimated by the Company’s Board of Directors based on various factors, including the Company’s early development stage, net working capital position and lack of any licensed compounds at the time of the grant. The compensation expense recognized related to the vesting of the Restricted Shares was $0 and $5,250 for the years ended December 31, 2014 and 2013, respectively. In December 2013, Dr. Jakobovits resigned from the Company, and 78,750 Restricted Shares were forfeited.

Employee Stock Purchase Plan

During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was $126,561 for the year ended December 31, 2014.

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

Follow On Offering

On December 16, 2014 the Company completed its follow on offering and sold an additional 3,485,000 shares of its common stock at a price of $54.00 per share.  As a result of the follow on offering, the Company raised a total of approximately $177.1 million in net proceeds after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.3 million. Costs directly associated with the follow on offering were capitalized and recorded as deferred offering costs prior to the completion of the follow on offering. These costs have been recorded as a reduction of the proceeds received from the follow on offering.

As part of the follow-on public offering, in January 2015, the Company sold an additional 522,750 shares of its common stock at a price of $54.00 per share pursuant to the underwriters’ exercise in full of their over-allotment option.  As a result, the total number of shares sold in the follow-on public offering was 4,007,750 shares, and the Company raised a total of approximately $203.7 million in net proceeds after deducting the underwriting discount and commission of $12.4 million and offering expenses of $0.3 million.

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

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Risk-free interest rate	1.62 - 1.77%	0.83% to 1.42%	0.70% to 0.91%
Expected volatility	75% - 80%	79% to 80%	72% to 88%
Stock price	$1.35 - $53.90	$0.38 - $0.70	$0.38
Expected term (in years)	6 years	6 years	6 years
Expected dividend yield	0%	0%	0%

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Stock-based compensation for the years ended December 31, 2014, 2013 and 2012 are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
General and administrative	$6,129	$44	$5
Research and development	10,016	81	25
Total	$16,145	$125	$30

A summary of the status of the options issued under the Plan as of December 31, 2014, and information with respect to the changes in options outstanding is as follows:

		OPTIONS OUTSTANDING
				WEIGHTED-
			WEIGHTED-	AVERAGE
	SHARES	OUTSTANDING	AVERAGE	REMAINING	AGGREGATE
	AVAILABLE	STOCK	EXERCISE	CONTRACTUAL	INTRINSIC
	FOR GRANT	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Balance at January 1, 2014	1,758,612	2,767,222	0.63	9.2	$1,979,594
Authorized under the Plans	4,525,000	—	—
Granted under the Plans	(5,534,150)	5,534,150	13.75
Exercised	—	(2,702,977)	1.09
Surrendered/Cancelled	259,688	(259,688)	0.98
Balance at December 31, 2014	1,009,150	5,338,707	$14.01	9.2	$231,858,684
Exercisable at December 31, 2014		1,143,626	$0.91	8.2	$64,704,526

As of December 31, 2014, total compensation expense not yet recognized related to stock option grants amounted to approximately $71.6 million which will be recognized over the next four years. Additionally, 2,180,129 options that were early exercised for total proceeds of $2.6 million were unvested, and were recorded as a current and long term liability, based on their vesting date, on the consolidated balance sheets. The weighted-average grant date fair value per share of options granted under the Plan was $13.36 for the year ended December 31, 2014, and was $0.47 for the year ended December 31, 2013.

The following table summarizes information about stock options outstanding as of December 31, 2014:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
EXERCISE PRICE	TOTAL SHARES	CONTRACTUAL LIFE	EXERCISE PRICE	TOTAL SHARES	EXERCISE PRICE
$0.38	456,542	6.7	$0.38	293,209	$0.38
0.70	1,049,043	8.8	0.70	595,188	0.70
1.35	1,242,894	9.2	1.35	225,229	1.35
6.89	907,250	9.4	6.89	30,000	6.89
17.00	333,678	9.5	17.00	—	17.00
32.52	55,000	9.8	32.52	—	32.52
32.56	435,000	9.8	32.56	—	32.56
40.30	100,000	9.9	40.30	—	40.30
51.96	319,300	10.0	51.96	—	51.96
53.90	440,000	10.0	53.90	—	53.90
Total	5,338,707	9.2	$14.01	1,143,626	$0.91

NOTE 10—INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception. At December 31, 2014, the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

The Company recorded net deferred tax assets of approximately $17,083,000 and $5,438,000 as of December 31, 2014 and 2013, respectively, which have been fully offset by a valuation allowance due to uncertainties surrounding its ability to generate future taxable income to realize these assets. The deferred tax assets are primarily composed of federal and state tax net operating losses, or NOL carryforwards, and stock compensation. As of December 31, 2014, the Company has federal and California NOL carryforwards of approximately $32,185,000 and $32,088,000, which will begin to expire in 2029.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a "Section 382 ownership change"), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company's stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. The Company has not performed an analysis to determine if there have been any Section 382 ownership changes.

The components of deferred tax assets at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$13,838,000	$5,031,000
Stock compensation	3,842,000	23,000
Depreciation	—	4,000
Accruals	840,000	163,000
Tax credits	—	636,000

Total gross deferred tax assets	18,520,000	5,857,000
Less: valuation allowance	(17,083,000)	(5,438,000)

Net deferred tax assets	1,437,000	419,000

Deferred tax liabilities:
Deferred State Taxes	(1,308,000)	(363,000)
Depreciation	(91,000)	—
Other	(38,000)	(56,000)

Total deferred tax liabilities	(1,437,000)	(419,000)

Net deferred income taxes:	$—	$—

The components of the net income tax benefit for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Benefit for income taxes
Current	$—	$—	$—
Deferred	11,645,000	2,107,000	921,000
Valuation allowance	(11,645,000)	(2,107,000)	(921,000)

Net income tax benefit	$—	$—	$—

A reconciliation of the difference between the benefit for income taxes and income taxes at the statutory U.S. federal income tax rate is as follows for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Income tax benefit at statutory rate	$14,474,000	$2,164,000	$875,000
State income taxes, net of federal benefit	2,161,000	369,000	149,000
Other adjustments to deferreds	(2,864,000)	—	—
Permanent items	(2,126,000)	(426,000)	(103,000)
Valuation allowance	(11,645,000)	(2,107,000)	(921,000)

Net benefit	$—	$—	$—

As of December 31, 2014, the Company had not accrued any liabilities related to uncertain tax positions.  The Company's policy is to recognize interest expense and penalties related to income tax matters as a component of income tax expense. There was no accrued interest and penalties associated with uncertain tax positions as of December 31, 2014, 2013 and 2012.

The Company files income tax returns in the U.S. federal, California, and Maryland jurisdictions. The Company is subject to federal, California, and Maryland tax examination since inception.

NOTE 11—RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $330,000 and $253,467 for the years ended December 31, 2014 and 2013, respectively.

In addition from time-to-time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $45,376 and $30,457 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014 and December 31, 2013, the Company had a payable to TRC of $77,988 and $70,899, respectively. The amounts are recorded as other current liabilities and accounts payable on the balance sheet. All balances owed as of December 31, 2013 were paid in full during the first quarter of 2014 and all balances owed as of December 31, 2014 are expected to be paid in full during the first quarter of 2015.

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

NOTE 12—COMMITMENTS AND CONTINGENCIES

 In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2014 and 2013. The Company does not anticipate recognizing any significant losses relating to these arrangements.

From time-to-time, the Company may be subject to routine litigation and claims arising in the ordinary course of its business. The Company has received a letter from counsel to a former employee alleging unspecified damages related to the former employee’s termination.  However, no claim has been filed and management believes there would be meritorious defenses to any such claim.  Because of the uncertainties involved, it is not possible to accurately predict the outcome but an adverse outcome could potentially have a material adverse effect on our consolidated results of operations, financial position or cash flows. In addition, regardless of outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

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

The office lease also provides for rent abatements and scheduled increases in base rent. Rent expense charged to operations were $671,911 and $403,141 for the years ended December 31, 2014 and 2013, respectively. See Note 14 for lease agreements entered into subsequent to December 31, 2014.

The following table summarizes our lease obligations at December 31, 2014 (in thousands):

	LEASE COMMITMENTS
YEARS ENDED DECEMBER 31,	Operating Lease	Capital Lease
2015	$600	$35
2016	687	35
2017	687	16
2018	675	—
2019	696	—
2020 and thereafter	2,506	—
Total minimum lease payments	$5,851	$86

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

On March 25, 2014, the Company entered into an employment agreement (the “CEO Employment Agreement”) with Arie Belldegrun, M.D., the Company’s Executive Chairman, pursuant to which Dr. Belldegrun was appointed as the Company’s President and Chief Executive Officer. Pursuant to the terms of the CEO Employment Agreement, Dr. Belldegrun shall be paid a base salary equal to $400,000 and shall be eligible for an annual target bonus equal 50% of his base salary. The Company also granted Dr. Belldegrun a non-statutory option to purchase 1,580,129 shares of common stock of the Company, par value $0.001 per share pursuant to the Plan at a per share exercise price equal to $1.35with a 10-year term and shall vest and become exercisable in accordance with the CEO Employment Agreement. On April 2, 2014, Dr. Belldegrun elected to early exercise all of his stock options for a total exercise price of approximately $2.7 million. On December 24, 2014, the Company’s board of directors increased Dr. Belldegrun’s annual base salary to $500,000.

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

NOTE 13—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2014 and 2013 are as follows (in thousands, except per share data):

	2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Total operating expenses	$3,162	$11,140	$9,101	$13,255	$36,658
Loss from operations	$(3,162)	$(11,140)	$(9,101)	$(13,255)	$(36,658)
Net loss attributable to common stockholders	$(3,698)	$(17,890)	$(9,051)	$(13,019)	$(43,658)
Net loss per share attributable to common stockholders - basic and diluted	$(0.66)	$(2.27)	$(0.24)	$(0.33)	$(1.91)

	2013
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Total operating expenses	$1,089	$1,433	$1,506	$2,399	$6,427
Loss from operations	$(1,089)	$(1,433)	$(1,506)	$(2,399)	$(6,427)
Net loss attributable to common stockholders	$(1,061)	$(1,734)	$(2,052)	$(2,954)	$(7,801)
Net loss per share attributable to common stockholders - basic and diluted	$(0.20)	$(0.32)	$(0.37)	$(0.54)	$(1.43)

Net loss per share is computed independently for each of the quarters presented in the tables above.  Therefore, the sum of the quarterly per-share calculations will not equal the annual per share calculation.

NOTE 14—SUBSEQUENT EVENTS

Over-Allotment Exercise by Underwriters

As part of the follow-on public offering, in January 2015, the Company sold an additional 522,750 shares of its common stock at a price of $54.00 per share pursuant to the underwriters’ exercise in full of their over-allotment option.  As a result, the total number of shares sold in the follow-on public offering was 4,007,750 shares, and the Company raised a total of approximately $203.7 million in net proceeds after deducting the underwriting discount and commission of $12.4 million and offering expenses of $0.3 million.

Subsequent Leases

On January 26, 2015, the Company entered into a lease agreement with Merritt SAB 17, LP, for the lease of approximately 18,000 square feet in Santa Monica, California. The lease has a 10-year term commencing on February 1, 2015. Upon certain conditions, the Company has two options to extend the lease each for an additional five years. The Company is required to remit base rent of $45,540 per month, which will increase at a rate of 3% per year. The Company expects to use the newly leased space for manufacturing and processing of engineered autologous cell therapy, research and development and offices.

On February 17, 2015, the Company entered into a lease agreement with 2355 Utah Industrial Capital, LLC, for the lease of approximately 43,500 square feet in El Segundo, which is adjacent to Los Angeles International Airport. The lease has a 10-year and seven month term commencing on January 1, 2016. Upon certain conditions, the Company has two options to extend the lease, each for an additional five years. The Company paid $124,183.05 upon execution of the lease and is required to remit base rent of $124,183.05 per month, or $2.85 per square foot, which will increase at a rate of 3% per year. The monthly installments will be abated for the months of February 2016, January and February 2017, January 2018, January 2019, January 2020 and January 2021. The Company also has an option to expand the lease for an additional 17,000 square feet at the same rent per square foot as the base premises, which option must be exercised prior to July 1, 2017.

CRADA Amendment

On February 24, 2015, the Company amended its CRADA, with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute (the “NCI”). The CRADA provides for the research and development of engineered autologous T cell therapy based product candidates, including both CAR and TCR based product candidates, for the treatment of multiple advanced and metastatic cancer indications.

The amendment expands the research plan in the CRADA to include (1) the research and development of the next generation of TCR-based product candidates that are engineered to recognize neo-antigens, which are specific to the unique genetic profile of a patient’s own tumor, (2) the optimization of new methods to manufacture this next generation of TCR-based product candidates and (3) the advancement of CAR-based product candidates for the treatment of clear cell renal cell carcinoma and TCR-based product candidates for the treatment of certain epithelial tumors such as lung and colorectal cancer. To support the additional research activities under the amended CRADA, the Company’s quarterly payments to the NCI will increase from $250,000 to $750,000.

T-Cell Factory Acquisition

On March 17, 2015, the Company entered into a stock purchase agreement (the “SPA”), with T-Cell Factory B.V. (“TCF”) and the shareholders of TCF (the “Sellers”), to acquire all of the outstanding capital stock of TCF.  The signing and closing of the transaction happened concurrently whereupon TCF became our wholly-owned subsidiary and was renamed Kite Pharma EU.  The SPA contains customary representations, warranties, covenants and indemnities by the parties thereto, in each case customary for a transaction of this nature and scope.

Pursuant to the SPA, the Company paid €11.4 million (or approximately US$12.0 million based on a reference conversion rate of €0.95 to US$1), and issued €3.8 million in shares of our common stock, which equated to 66,200 shares of our common stock, to the Sellers.  The cash paid to the Sellers is subject to customary adjustments for net working capital.  €2.0 million was withheld from the Sellers at closing to satisfy any potential indemnity claims arising under the SPA, the balance of which will be paid to the Sellers upon the termination of a customary indemnity holdback period of 18 months.  In addition, the Company paid €2.7 million (or approximately $2.9 million based on a reference conversion rate of €0.95  to $1) to TCF directly, which TCF paid, and will pay, to its licensors and certain of its employees.

The Company is obligated to pay up to €242.5 million upon the achievement of certain clinical, regulatory and sales milestones relating to TCR-based product candidates that may be developed by TCF. A portion of these milestone payments will be made to TCF directly to pay its licensors and employees.  At the Company’s option, a portion of the clinical and regulatory milestones may be paid in shares of the Company’s common stock to the Sellers.

The Company acquired TCF for the opportunity to significantly expand its pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, TCF can rapidly and systematically discover tumor-specific TCRs.

TCF has an exclusive license agreement with IBA GmbH (“IBA”) for intellectual property rights relating to certain methods of selecting TCRs.  In addition, TCF has a non-exclusive license agreement with Sanquin Blood Supply Foundation relating to certain methods of detecting and selecting TCRs. TCF also has a license agreement with the NKI-AVL for know-how, materials and protocols, and the right of first negotiation for certain intellectual property rights with relevance to TCRs that may be developed in Dr. Schumacher’s lab at the NKI-AVL over the next five years.  NKI-AVL, IBA and Sanquin Blood Supply Foundation have a right to a certain portion of the milestone payments that may be paid under the SPA.  The intellectual property rights obtained from the NKI-AVL, IBA and Sanquin Blood Supply Foundation together form the basis of TCF’s proprietary TCR-GENErator technology platform.

The TCF acquisition also brings the Company expertise from Europe’s leading scientists in the field of immuno-oncology as well as a strong partnership with the NKI-AVL, which is the only dedicated cancer center in the Netherlands and maintains an important role as a national and international center of scientific and clinical expertise, development and training. Dr. Schumacher, a preeminent scientist in the field of immuno-oncology and the Deputy Director and Principal Investigator of NKI-AVL, will serve as Chief Scientific Officer of Kite Pharma EU.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers, evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission, or the SEC, for newly public companies.

Inherent Limitations of Internal Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the year ended December 31, 2014, we implemented an equity management system as well as hired additional experienced staff in an effort to strengthen our overall control environment. Other than these changes mentioned, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2015 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a)(1) Financial Statements.

The response to this portion of Item 15 is set forth under Part II, Item 8 above.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the Financial Statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report. The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kite Pharma, Inc.
March 26, 2015	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

We, the undersigned directors and officers of Kite Pharma, Inc. (the “Company”), hereby severally constitute and appoint Arie Belldegrun and Cynthia M. Butitta, and each of them singly, our true and lawful attorneys, with full power to them, and to each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K, and to file or cause to be filed the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as each of us might or could do in person, and hereby ratifying and confirming all that said attorneys, and each of them, or their substitute or substitutes, shall do or cause to be done by virtue of this Power of Attorney.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Arie Belldegrun	President, Chief Executive Officer and Chairman of the Board of Directors	March 26, 2015
Arie Belldegrun, M.D.	(Principal Executive Officer)

/s/ Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer	March 26, 2015
Cynthia M. Butitta	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Member of the Board of Directors	March 26, 2015
David Bonderman

/s/ Farah Champsi	Member of the Board of Directors	March 26, 2015
Farah Champsi

/s/ Roy Doumani	Member of the Board of Directors	March 26, 2015
Roy Doumani

/s/ Joshua A. Kazam	Member of the Board of Directors	March 26, 2015
Joshua A. Kazam

/s/ Ran Nussbaum	Member of the Board of Directors	March 26, 2015
Ran Nussbaum

/s/ Steven B. Ruchefsky	Member of the Board of Directors	March 26, 2015
Steven B. Ruchefsky

/s/ Jonathan M. Peacock	Member of the Board of Directors	March 26, 2015
Jonathan M. Peacock

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36508	3.1	August 14, 2014
3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36508	3.2	August 14, 2014
4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-196081	4.1	June 11, 2014
4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated April 25, 2014.	S-1	333-196081	4.2	May 19, 2014
10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196081	10.1	June 11, 2014
10.2+	Kite Pharma, Inc. 2014 Equity Incentive Plan and Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder, and amendments thereto.	S-1/A	333-196081	10.2	June 11, 2014
10.3+	Kite Pharma, Inc. Non-Employee Director Compensation Policy.	S-1/A	333-196081	10.3	June 11, 2014
10.4+	Kite Pharma, Inc. Employee Stock Purchase Plan.	S-8	333-196978	99.4	June 23, 2014
10.5+	Employment Letter Agreement by and between the Registrant and Rizwana F. Sproule, Ph.D., dated November 12, 2013.	S-1/A	333-196081	10.4	June 11, 2014
10.6+	Employment Letter Agreement by and between the Registrant and Marc Better, Ph.D., dated December 17, 2012.	S-1/A	333-196081	10.5	June 11, 2014
10.7+	Employment Letter Agreement by and between the Registrant and Keith Nolop, M.D., dated May 8, 2013.	S-1/A	333-196081	10.6	June 11, 2014
10.8	Severance Agreement by and between the Registrant and Keith Nolop, M.D., dated June 9, 2014.	S-1/A	333-196081	10.7	June 11, 2014
10.9	Consulting Agreement by and between the Registrant and Keith Nolop, M.D., dated June 9, 2014.	S-1/A	333-196081	10.8	June 11, 2014
10.10+	Employment Letter Agreement by and between the Registrant and Margo Roberts, Ph.D., dated July 17, 2013.	S-1/A	333-196081	10.9	June 17, 2014
10.11+	Employment Letter Agreement by and between the Registrant and Cynthia Butitta, dated January 28, 2014.	S-1/A	333-196081	10.10	June 11, 2014
10.12+	Employment Letter Agreement by and between the Registrant and Arie S. Belldegrun, M.D., FACS, dated March 25, 2014.	S-1/A	333-196081	10.11	June 11, 2014
10.13+	Employment Letter Agreement by and between the Registrant and Aya Jakobovits, Ph.D., dated August 9, 2010.	S-1/A	333-196081	10.12	June 11, 2014
10.14+	Employment Letter Agreement by and between the Registrant and Jeffrey Wiezorek, dated April 15, 2014.	S-1/A	333-196081	10.13	June 11, 2014
10.15+	Employment Agreement by and between the Registrant and David Chang, M.D., Ph.D., dated May 22, 2014.	S-1/A	333-196081	10.14	June 11, 2014
10.16	Consulting Agreement by and between the Registrant and Two River Consulting, LLC, dated June 1, 2009.	S-1	333-196081	10.14	May 19, 2014
10.17	Standard Industrial Commercial Single-Tenant Lease by and between the Registrant and Clover Associates, LLC, dated May 9, 2013.	S-1	333-196081	10.15	May 19, 2014
10.18**	License Agreement by and among the Registrant, Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013.	S-1/A	333-196081	10.17	June 17, 2014

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing
10.19**	License Agreement by and between the Registrant and the National Institutes of Health, dated April 11, 2013.	S-1	333-196081	10.17	May 19, 2014
10.20**	License Agreement by and between the Registrant and the National Institutes of Health, dated May 29, 2014.	S-1/A	333-196081	10.19	June 17, 2014
10.21**	Cooperative Research and Development Agreement for Intramural-PHS Clinical Research by and between the Registrant and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute an Institute, Center, or Division of the National Institutes of Health, effective August 31, 2012.	S-1	333-196081	10.18	May 19, 2014
10.22#	Research Collaboration and License Agreement by and between the Registrant and Amgen Inc., dated December 31, 2014.					X
10.23#	Patent License Agreement by and between the Registrant and the National Institutes of Health, dated December 31, 2014.					X
10.24	Warrant to Purchase Stock issued to Joshua A. Kazam, dated May 10, 2013.	S-1	333-196081	10.19	May 19, 2014
10.25	Warrant to Purchase Stock issued to Peter M. Kash, dated May 10, 2013.	S-1	333-196081	10.20	May 19, 2014
10.26	Warrant to Purchase Stock issued to David M. Tanen, dated May 10, 2013.	S-1	333-196081	10.21	May 19, 2014
10.27	Warrant to Purchase Stock issued to M. Tarique Farooqui, dated May 10, 2013.	S-1	333-196081	10.22	May 19, 2014
10.28	Warrant to Purchase Stock issued to Timothy McInerney, dated May 10, 2013.	S-1	333-196081	10.23	May 19, 2014
10.29	Warrant to Purchase Stock issued to Scott L. Navins, dated May 10, 2013.	S-1	333-196081	10.24	May 19, 2014
16.1	Letter from Crowe Horwath LLP, dated October 14, 2014, regarding the change in independent registered public accounting firms.	8-K	001-36508	16.1	October 14, 2014
23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.					X
23.2	Consent of Crowe Horwath LLP, an Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1

Certification of Principal Executive Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

						X
32.2

Certification of Principal Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

						X
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.
+	Indicates management contract or compensatory plan, contract, or agreement.
**	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*

XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or Prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.