Form 10-Q
period 2015-03-31
Kite Pharma, Inc.
filed 2015-05-15
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 13, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 43,059,413.

KITE PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

Trademarks and Trade names

We have common law, unregistered trademarks for Kite Pharma and eACT based on use of the trademarks in the United States. This Quarterly Report contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITE PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	MARCH 31, 2015	DECEMBER 31,
	(UNAUDITED)	2014
ASSETS
Current assets
Cash and cash equivalents	$283,919	$209,298
Marketable securities	144,607	157,742
Prepaid expenses and other current assets	6,436	1,330
Total current assets	434,962	368,370
Restricted cash	1,490	—
Property and equipment, net	4,330	2,256
Intangible assets, net	15,215	—
Goodwill	24,692	—
Other assets	9,992	127
Total assets	$490,681	$370,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,598	$2,320
Contingent consideration	16,622	—
Deferred revenue	15,000	—
License obligations	13,800	—
Accrued expenses and other current liabilities	5,840	4,405
Total current liabilities	56,860	6,725
Deferred rent	340	111
Deferred revenue - non-current	42,445	—
Other non-current liabilities	4,865	1,328
Total liabilities	104,510	8,164
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 and 0 shares authorized, issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 43,029,997 and 41,855,304 shares issued and outstanding, excluding 1,735,717 and 2,180,129 shares subject to repurchase at March 31, 2015 and December 31, 2014, respectively	43	42
Additional paid-in capital	459,427	420,848
Accumulated other comprehensive loss	(207)	(297)
Accumulated deficit	(73,092)	(58,004)
Total stockholders' equity	386,171	362,589
Total liabilities and stockholders' equity	$490,681	$370,753

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Collaboration revenue	$2,881	$—
Operating expenses:
Research and development	9,260	2,092
General and administrative	9,171	1,070
Total operating expenses	18,431	3,162
Loss from operations	(15,550)	(3,162)
Other income (expense):
Interest income	466	21
Interest expense	(4)	—
Total other income (expense)	462	21
Net loss	(15,088)	(3,141)
Series A preferred stock dividend	—	(557)
Net loss attributable to common stockholders	$(15,088)	$(3,698)
Net loss per share, basic and diluted	$(0.36)	$(0.66)
Weighted-average shares outstanding, basic and diluted	42,465,737	5,571,499
Comprehensive loss:
Net loss	$(15,088)	$(3,141)
Foreign currency translation adjustments	1	—
Unrealized gain on available-for-sale securities, net	89	—
Comprehensive loss	$(14,998)	$(3,141)

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

January 1, 2015 to March 31, 2015

(In thousands, except share amounts)

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	LOSS	EQUITY
Balance at January 1, 2015	41,855,304	$42	$420,848	$(58,004)	$(297)	$362,589
Stock-based compensation for services	—	—	6,613	—	—	6,613
Stock option exercise	551,561	—	668	—	—	668
Issuance of common stock, net	522,750	1	26,663	—	—	26,664
Issuance of common stock related to acquisition	66,121	—	4,209	—	—	4,209
Common stock warrants exercised	10,606	—	—	—	—	—
Employee stock purchase plan shares issued	23,655	—	426	—	—	426
Accumulated other comprehensive loss	—	—	—	—	90	90
Net loss, three months ended March 31, 2015	—	—	—	(15,088)	—	(15,088)
Balance at March 31, 2015	43,029,997	$43	$459,427	$(73,092)	$(207)	$386,171

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Cash flows from operating activities
Net loss	$(15,088)	$(3,141)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation and amortization	290	28
Stock-based compensation	6,677	197
Deferred rent	229	18
Changes in operating assets and liabilities
Deferred revenue	57,445	—
Prepaid expenses and other current assets	(1,675)	7
Other assets	(136)	(4)
Accounts payable	3,277	146
License obligations	623	—
Accrued expenses	1,354	(357)
Due to related party	81	(18)
Net cash provided by (used in) operating activities	53,077	(3,124)
Cash flows from investing activities
Purchases of marketable securities	(25,175)	—
Sales and maturities of marketable securities	38,399	—
Amounts used to secure facilities	(1,490)	—
Purchase of property and equipment	(2,226)	(524)
Net cash paid related to acquisition of T-Cell Factory, B.V.	(14,690)	—
Net cash used in investing activities	(5,182)	(524)
Cash flows from financing activities
Principal payments on capital lease obligations	(8)	—
Initial public offering costs	—	(133)
Proceeds from issuance of common stock	26,664	—
Proceeds from exercise of stock options	69	52
Net cash provided by (used in) financing activities	26,725	(81)
Effect of exchange rate changes on cash	1	—
Net change in cash and cash equivalents	74,621	(3,729)
Cash and cash equivalents at beginning of period	209,298	22,358
Cash and cash equivalents at end of period	$283,919	$18,629
Supplemental schedule of cash flows information:
Cash paid for interest	$—	$—
Supplemental schedule of non-cash investing and financing activities:
Employee stock purchase plan shares issued	$426	$—
Accrued offering costs	$—	$451
Issuance of stock to purchase T-Cell Factory, B.V.	$4,209	$—

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

The Company’s headquarters and operations are in Santa Monica, California. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including clinical trials, in collaboration with the Surgery Branch of the National Cancer Institute (“NCI”), hiring personnel, and raising capital to support and expand these activities. On March 17, 2015, the Company acquired T-Cell Factory, B.V. (“TCF”), a Dutch company, for the opportunity to significantly expand the Company’s pipeline of TCR-based product candidates. TCF has been renamed Kite Pharma EU B.V. (“Kite Pharma EU”).

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $73.1 million and $58.0 million as of March 31, 2015 and December 31, 2014, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Amounts formerly included in the due to related party caption and the options early exercise liability captions have been reclassified to conform to the current period’s classification under other current liabilities. Additionally, amounts formerly included in the other assets caption that related to construction in progress have been reclassified to the current period’s classification under property and equipment. The interim results for the period ended March 31, 2015 are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods.

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

Restricted Cash

The Company has a certificate of deposit that is posted as secured collateral in connection with a letter of credit relating to the Company’s lease of its commercial manufacturing facility. Amounts related to the certificate of deposit were reported as long-term restricted cash and totaled $1.49 million at March 31, 2015.

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

Foreign Currencies

As a result of a business combination, the Company now operates in multiple currencies. Related to the wholly own subsidiary, Kite Pharma EU, the Company has determined that based on the nature of the transactions occurring within this entity, the functional currency of the subsidiary is the Euro, and accordingly, any net assets of Kite Pharma EU will be translated into U.S. dollars at the rates prevailing as of the balance sheet date. Any translation impact will be recognized in other comprehensive income for the period. Any operating results of Kite Pharma EU are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results.

Business Combinations

For business combinations the Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred. The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may retroactively record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

Goodwill and Other Intangible Assets

Certain intangible assets were acquired as part of a business combination, and have been capitalized at their acquisition date fair value. Acquired definite life intangible assets are amortized using the straight line method over their respective estimated useful lives, which are evaluated whenever events or circumstances would indicate that an adjustment to the estimated useful lives would be appropriate.  The Company will additionally test its goodwill and indefinite life intangible assets for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other intangible assets the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Consolidation

The condensed consolidated financial statements include the accounts of its subsidiary, Kite Pharma EU B.V. Intercompany balances and transactions have been eliminated during consolidation.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are charged to general and administrative expense as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $85,378 and $160,544 for the three months ended March 31, 2015 and 2014, respectively.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	MARCH 31, 2015	DECEMBER 31, 2014
Accrued compensation costs	$3,328	$2,233
Accrued taxes	144	149
Accrued past patent expense reimbursement	567	126
Accrued research and development costs	415	569
Accrued other expense	362	52
Accrued related party costs	84	3
Stock option early exercise liability	940	1,273
Total accrued expenses and other current liabilities	$5,840	$4,405

Revenues

To date, revenue has been limited to a portion of the upfront payment the Company received under the Amgen Agreement; see Note 6 – License Agreements and CRADA for more information. The Company received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any investigational new drug application (“IND”) filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials.

The Company applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the Amgen Agreement. In accordance with this guidance, the Company concluded that the Amgen Agreement should be accounted for as a single unit of accounting and recognize the Amgen Agreement consideration in the same manner as the final deliverable, which is research service. The $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a four-year period, which is the estimated period of performance for the research service under this agreement. In addition, the Amgen research funding relating to Amgen targets, which is due as the related services are performed under the Amgen Agreement, is recognized as revenue on a time and material basis and recorded as collaboration revenue, with the corresponding cost of service revenue recorded as research and development expense in the condensed consolidated statement of operations.

Under certain circumstances, we may be required to reimburse Amgen for research and development services for Kite targets. We will defer the recognition of revenue related to research and development services billed until the potential reimbursement contingency has lapsed. Any costs reimbursed by Amgen that relate to a Kite program that progresses to an IND filing are recorded as deferred revenue until either an IND is filed and we are required to reimburse Amgen for such expenses, or the program ends without an IND filing, at which point the revenue would be recognized.

During the three months ended March 31, 2015, the Company recognized $2.9 million of revenue under the Amgen Agreement. As of March 31, 2015, the Company had deferred revenue relating to the Amgen Agreement of $57.4 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters, public company expenses relating to maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers, and adjusting its accruals as actual costs become known.

Research and Development

Research and development costs are expensed as incurred. Expenses the Company incurs related to collaborative research and development activities approximate the revenue recognized under these agreements. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

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

As of March 31, 2015 and 2014, potentially dilutive securities include:

	MARCH 31,
	2015	2014
Series A preferred stock	—	20,315,397
Warrants to purchase common stock	148,444	—
Unvested early exercise options	1,735,717	—
Options to purchase common stock	5,231,557	5,588,632
Total	7,115,718	25,904,029

The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of certain employees. The Company has the option to repurchase these shares if they do not vest prior to these employees being terminated from the Company.

The following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of March 31, 2015 and 2014, respectively.

	MARCH 31,
	2015	2014
Warrants to purchase common stock	—	159,049
Options to purchase common stock	787,500	—
Total	787,500	159,049

Amounts in the tables above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of unaudited basic and diluted net loss per common share for the three months ended March 31, 2015 and 2014 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Numerator:
Net loss	$(15,088)	$(3,141)
Series A preferred stock dividends	—	(557)
Net loss attributable to common shareholders	(15,088)	(3,698)
Denominator:
Weighted-average common shares outstanding	44,201,454	5,571,499
Less: weighted-average unvested common shares subject to repurchase	(1,735,717)	—
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	42,465,737	5,571,499
Net loss per common share attributable to common stockholders, basic and diluted	$(0.36)	$(0.66)

Recent Accounting Pronouncements

In January 2015, a new standard was issued which eliminates the concept of extraordinary items, which previously were defined as events or transactions that are distinguished from other transactions by their unusual nature and by the infrequency of their occurrence. Eliminating the extraordinary classification affects the presentation of the income statement, and management believes the change simplifies the presentation. The standard is effective for fiscal years and interim periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operation or related financial statement disclosures.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the recognition of revenue from customers that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The amended guidance as currently issued will be effective for the Company starting in 2017. On April 29, 2015, the FASB issued an exposure draft of a proposed Accounting Standards Update that would delay by one year the effective date of this guidance, but also permits entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements.

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

As a basis for considering such assumptions, a three-tier fair value hierarchy has been established, which prioritizes the inputs used in measuring fair value as follows:

Level 1:	Observable inputs such as unadjusted quoted prices in active markets for identical assets or liabilities.
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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash	$1,490	$1,490
Money market funds(1)	15,274	15,274	$—	$—
Commercial paper	2,599	—	2,599	—
Corporate debt securities	68,056	—	68,056	—
Government sponsored entities	73,952	—	73,952	—
Total	$161,371	$16,764	$144,607	$—

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2015. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Investments classified as available-for-sale at March 31, 2015 consisted of the following (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity (in years)	Cost	Gains	Losses	Fair Value
Marketable Securities:
Commercial paper	1 year or less	$2,599	$—	$—	$2,599
Corporate debt securities	1 year or less	45,789	6	(15)	45,780
Corporate debt securities	1-2 years	22,281	9	(14)	22,276
Government sponsored entities	1 year or less	49,318	4	(12)	49,310
Government sponsored entities	1-2 years	23,636	13	(7)	23,642
Government sponsored entities	More than 2 years	1,000	—	—	1,000
Total available-for-sale securities		$144,623	$32	$(48)	$144,607

The Company recognizes realized gains or losses on sales or maturities of available-for-sale securities as net interest income. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At March 31, 2015, the aggregate fair value of securities held by the Company in an unrealized loss position was $87.3 million, which consisted of 94 securities. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of March 31, 2015 and December 31, 2014 (in thousands):

	MARCH 31,	DECEMBER 31,
	2015	2014
Laboratory equipment	$1,992	$1,362
Computer equipment and software	300	282
Office equipment and furniture	377	377
Leasehold improvements	334	334
Construction in progress	1,733	163
	4,736	2,518
Less: accumulated depreciation and amortization	(406)	(262)
Property and equipment, net	$4,330	$2,256

Depreciation and amortization expense was $151,941 and $28,209 for the three months ended March 31, 2015 and 2014, respectively. The net book value of assets under capital leases at March 31, 2015 and December 31, 2014 was $69,956 and $77,958, respectively, net of accumulated depreciation of $26,073 and $18,071, respectively.

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

Upon execution of the UCLA License Agreement, the Company made an aggregate one-time cash payment to the Regents of $10,000 which was expensed as research and development expense and agreed to reimburse the Regents for past patent expenses totaling $166,000 in 24 monthly installments commencing on February 9, 2013. Additionally, the Company issued to the Regents 27,400 shares of common stock, par value $0.001 per share, valued at $10,412. The Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to the Licensed Product in the United States, Europe and Japan. The aggregate potential milestone payments are $2.2 million, of which $2.0 million is due only after marketing approval in the United States, Europe and Japan. The first milestone payment will be due upon the dosing of the first patient in the first Phase 2 clinical study of a Licensed Product in the United States. The Company was not required to make any milestone payments for the three months ended March 31, 2015 and 2014 and does not expect to make any milestone payments during 2015.

Cooperative Research and Development Agreement with the NCI

In August 2012, the Company entered into a Cooperative Research and Development Agreement (the “CRADA”) with the U.S. Department of Health and Human Services, as represented by the NCI for the research and development of novel engineered peripheral blood autologous T cell therapeutics for the treatment of multiple cancer indications. This collaboration with the Surgery Branch at the NCI, provides the Company with access to inventions resulting from the CRADA work relating to the current and future clinical product pipeline of autologous peripheral blood T cells, engineered with the NCI’s proprietary tumor-specific TCRs and CARs, directed to multiple hematological and solid tumor types. The CRADA will help support the development of certain technologies licensed from the National Institutes of Health (“NIH”). Pursuant to the CRADA, the NCI will provide scientific staff and other support necessary to conduct research and related activities as described in the CRADA.

On February 24, 2015, the Company amended the CRADA by expanding the research plan to include (1) the research and development of the next generation of TCR-based product candidates that are engineered to recognize neo-antigens, which are specific to the unique genetic profile of a patient’s own tumor, (2) the optimization of new methods to manufacture this next generation of TCR-based product candidates and (3) the advancement of CAR-based product candidates for the treatment of clear cell renal cell carcinoma and TCR-based product candidates for the treatment of certain epithelial tumors such as lung and colorectal cancer. To support the additional research activities under the amended CRADA, beginning in the first quarter of 2015, the Company’s quarterly payments to the NCI increased from $250,000 to $750,000.

The CRADA has a five-year term commencing August 31, 2012 and expiring on August 30, 2017. Total expenses recognized under the CRADA were $416,667 and $250,000 for the three months ended March 31, 2015 and 2014, respectively.

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

Pursuant to the terms of the NIH License, the Company paid the NIH one-time cash payments in the aggregate amount of $200,000. The Company reimbursed the NIH for past patent expenses in the aggregate amount of approximately $58,000, with half of this amount paid during 2013 and the balance paid in May 2014.

The Company is also required to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter shall be payable on each January 1st.

The Company is also required to make performance-based cash payments upon successful completion of clinical and regulatory benchmarks relating to the products covered by the NIH license (the “Licensed Products”). The aggregate potential clinical and regulatory benchmark payments are $8.1 million, of which $6.0 million is due only after marketing approval in the United States, Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the first company sponsored human clinical study of a Licensed Product in the United States. The Company was not required to make any benchmark payments during 2014 or in the three months ended March 31, 2015.

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

Cabaret License

On December 12, 2013, the Company entered into an exclusive, worldwide license agreement, including the right to grant sublicenses, with Cabaret Biotech Ltd. (“Cabaret”) and Dr. Zelig Eshhar relating to certain intellectual property and know-how (the “Licensed IP”) owned or controlled by Cabaret (the “Cabaret License”) for use in the treatment of oncology and such other fields as may be agreed to by the parties. Should Cabaret propose to enter into an agreement with a third party relating to the use of the Licensed IP outside of oncology (the “Additional Indications”), then Cabaret shall notify the Company in writing and the Company shall have a 60-day right of first negotiation to acquire a license to the Licensed IP in such Additional Indications.

Pursuant to the Cabaret License, the Company made a one-time cash payment to Dr. Eshhar in the amount of $25,000 and reimbursed Dr. Eshhar for past patent expenses totaling $350,000. The Company shall be required to make cash milestone payments upon successful completion of clinical and regulatory milestones in the United States and certain major European countries relating to each product covered by the Cabaret License (each, a “Cabaret Licensed Product”). The aggregate potential milestone payments are $3.9 million for each of the first two Cabaret Licensed Products, of which $3.0 million is due only after marketing approval in the United States and at least one major European country. Thereafter, for each subsequent Cabaret Licensed Product such aggregate milestone payments shall be reduced to $2.7 million. The first milestone payment was due upon the acceptance of an IND application by the FDA for the first Cabaret Licensed Product, and was paid by the Company during the first quarter of 2015. The Company has also agreed to pay Cabaret royalties on net sales of Cabaret Licensed Products at rates in the mid-single digits. Prior to the first commercial sale of a Cabaret Licensed Product, the Company will pay Cabaret an annual license fee equal to $30,000. To the extent the Company enters into a sublicensing agreement relating to a Cabaret Licensed Product, the Company is required to pay Cabaret a percentage of all non-royalty income received as well as payment on Cabaret’s behalf of any applicable taxes due, which percentage will decrease based upon the stage of development of the Cabaret Licensed Product at the time of sublicensing.

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

The Cabaret License expires on a product-by-product and country-by-country basis on the date on which the Company, its affiliates and sublicensees permanently cease to research, develop, sell and commercialize the Cabaret Licensed Products in such country. Either party may terminate the Cabaret License in the event of a material breach of the agreement that remains uncured following the date that is 60 days from the date that the breaching party is provided with written notice by the non-breaching party. Additionally, the Company may terminate the Cabaret License at its sole discretion at any time upon 30 days written notice to Cabaret and Dr. Eshhar, provided, however, that if the Company elects to terminate the Cabaret License for convenience at any time prior to the third anniversary of the Cabaret License, then the Company will be obligated to pay Cabaret a termination fee equal to $500,000.

Due to the receipt of the $60.0 million upfront license payment from Amgen in connection with the Amgen Agreement, in April 2015 the Company paid $13.8 million to Cabaret as a sublicense fee, including $1.8 million of applicable taxes paid on Cabaret’s behalf.  As of March 31, 2015, $13.8 million was recorded as a license obligation, $0.6 million of which was expensed to general and administrative expense and the remainder of which was recorded with a corresponding $3.5 million deferred asset under the other current assets caption on the balance sheet, and $9.7 million in non-current deferred asset under the other assets caption of the balance sheet. Both of these amounts will be recognized as sublicense fee expense on a straight line basis over the same period as the license income.

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

The terms of this license also requires the Company to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter is payable on each January 1. The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $4.0 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the Company’s first sponsored human clinical study.

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

Pursuant to the terms of this license, the Company paid the NIH a cash payment in the aggregate amount of $350,000 in February 2015, which was accrued and expensed as of December 31, 2014. The Company also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $42,000.

The terms of this license also require the Company to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter is payable within 30 days of January 1.

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

Amgen Research Collaboration and License Agreement

On December 31, 2014, the Company entered into a research collaboration and license agreement with Amgen to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets. Under the terms of the Amgen Agreement, the Company and Amgen will jointly create preclinical development plans through IND filing with the FDA for the research and development of CAR-based product candidates that target certain antigens expressed on the cell surface of various cancers. The Company and Amgen expect to progress multiple Amgen programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Amgen selected cancer target. The Company and Amgen also expect to progress multiple Kite programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Kite selected cancer target. Under certain circumstances, the collaboration may be expanded to include the research and development of other product candidates.

The Company received an upfront payment of $60.0 million from Amgen in February 2015 as partial consideration for the rights granted to Amgen by the Company for access to the Kite platform technology and the Company undertaking preclinical development under certain programs.  Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. The Company will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing, to the extent that Amgen had previously paid the Company for any such research and development costs. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials. The Company will be eligible to receive up to $525.0 million in milestone payments for each Amgen program based on the successful completion of regulatory and commercial milestones, plus tiered high single to double digit royalties for sales and the license of the Company’s intellectual property for CAR-based product candidates. Amgen will be eligible to receive up to $525.0 million in regulatory and commercial milestone payments per Kite program plus tiered single digit sales royalties. In addition, under certain circumstances, Amgen has the option to convert a Kite program to an Amgen program for additional consideration.

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

During the three months ended March 31, 2015, the Company recognized $2.9 million of revenue under the Amgen Agreement. As of March 31, 2015, the Company had deferred revenue relating to the Amgen Agreement of $57.4 million.

NOTE 7—CONVERTIBLE NOTES PAYABLE

In April 2014, the Company entered into a note purchase agreement with investors for the sale of an aggregate of $50.0 million of convertible promissory notes (the “2014 Notes”). The 2014 Notes accrued interest at a rate of 6.0% per annum.

Pursuant to the 2014 Notes agreement, in a qualified initial public offering the 2014 Notes, including interest thereon, automatically convert into a number of shares of common stock at a per share conversion price equal to (1) 90% of the initial public offering price, if the qualified initial public offering occurs prior to December 31, 2014. In June 2014, as a result of the Company’s initial public offering, the $50.0 million principal amount of the 2014 Notes plus accrued interest of approximately $0.5 million automatically converted into 3,300,735 shares of the Company’s common shares at a conversion price of $15.30 per share which was a discount of 10% to the initial offering price of $17.00. The Company recognized a charge to interest expense and additional paid-in capital of $5,611,725 related to this beneficial conversion feature at the time of conversion.

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

The holders of Series A Preferred Shares were entitled to an annual per share cumulative dividend equal to 6% of the Stated Value (as defined) of each share of Series A Preferred Shares, and which the Company could elect to pay in the form of additional shares of common stock in lieu of cash. The holders of Series A Preferred Shares were entitled to payment of all accrued dividends prior to the payment of any dividends to the holders of common stock. As of December 31, 2014, the amount for the Series A Preferred Shares dividend was $1,435,723.

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

Employee Stock Purchase Plan

During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was immaterial for the three month period ended March 31, 2015.

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

During January 2015 in accordance with the evergreen feature of the ESPP, the maximum number of common shares issuable under the ESPP was increased by 440,354 shares to 800,354 shares. During the three months ended March 31, 2015, the Company issued 23,655 shares under the ESPP.

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

In June 2014, the Board of Directors approved an amendment and restatement of the Plan, increasing the shares of common stock issuable under the Plan to 9,150,000 shares as well as allowing for an automatic annual increase (the “evergreen provision”) to the shares issuable under the Plan to the lower of (i) 5% of the total number of shares of common stock outstanding on December 31 of the preceding calendar year; or (ii) a lower number determined by the Board of Directors (which can also be zero). The term of any stock option granted under the Plan cannot exceed 10 years. Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of four years. If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value of a common share of stock on the date of grant.

In January 2015, the number of shares of common stock available for issuance under the Plan was automatically increased in accordance with the evergreen provision by 2,201,772 shares of common stock, for a total number of shares of common stock issuable under the Plan of 11,351,772 shares.

A summary of the status of the options issued under the Plan as of March 31, 2015, and information with respect to the changes in options outstanding is as follows:

		OPTIONS OUTSTANDING
				WEIGHTED-
			WEIGHTED-	AVERAGE
	SHARES	OUTSTANDING	AVERAGE	REMAINING	AGGREGATE
	AVAILABLE	STOCK	EXERCISE	CONTRACTUAL	INTRINSIC
	FOR GRANT	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Balance at January 1, 2015	1,009,150	5,338,707	$14.01	9.2	$64,704,526
Authorized under the Plans	2,201,772	—	—
Granted under the Plans	(987,500)	987,500	64.52
Exercised	—	(107,149)	2.60
Surrendered/Cancelled	200,001	(200,001)	60.61
Balance at March 31, 2015	2,423,423	6,019,057	$21.15	9.1	$226,010,778
Exercisable at March 31, 2015		1,252,592	$0.97	8.3	$71,028,984

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted during the three months ended March 31, 2015 and 2014 included the following:

	THREE MONTHS ENDED MARCH 31,
	2015	2014
Risk-free interest rate	1.19% - 1.62%	1.72%
Expected volatility	80.0%	75.0%
Stock price	$60.61 - $72.42	$1.35
Expected life	6 years	6 years
Expected dividend yield	0%	0%

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Stock-based compensation for the three months ended March 31, 2015 and 2014 is as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
Research and development	$2,779	$45
General and administrative	3,898	151
Total	$6,677	$196

The weighted-average grant date fair value per share of options granted under the Plan was $44.31 for the three months ended March 31, 2015, and $6.61 for the three months ended March 31, 2014.

As of March 31, 2015, total compensation expense not yet recognized related to stock option grants amounted to approximately $102.7 million which will be recognized over the next four years. Additionally, 1,735,717 options that were early exercised for a total proceeds of $2.0 million were unvested, and were recorded as a current and long term liability, based on their vesting date, on the condensed consolidated balance sheets.

The following table summarizes information about stock options outstanding as of March 31, 2015:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
EXERCISE PRICE	TOTAL SHARES	CONTRACTUAL LIFE	EXERCISE PRICE	TOTAL SHARES	EXERCISE PRICE
0.38	368,542	6.9	$0.38	276,042	$0.38
0.70	996,418	8.6	0.70	567,563	0.70
1.35	1,230,536	9.0	1.35	378,987	1.35
6.89	907,250	9.2	6.89	30,000	6.89
17.00 - 32.56	869,511	9.4	26.06	—	—
40.30 - 53.90	859,300	9.7	51.60	—	—
61.89 - 64.12	352,500	9.9	63.21	—	—
65.50	300,000	9.8	65.50	—	—
71.45	125,000	9.8	71.45	—	—
72.42	10,000	9.8	72.42	—	—
Total	6,019,057	9.1	$21.15	1,252,592	$0.97

NOTE 10—INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception. At March 31, 2015 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of March 31, 2015, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2015 and 2014. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11—RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $75,000 and $70,000 for the three months ended March 31, 2015 and 2014, respectively.

In addition, from time to time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $5,871 and $18,001 for the three months ended March 31, 2015 and 2014, respectively.

As of March 31, 2015 and December 31, 2014, the Company had a payable to TRC of $80,871 and $77,988, respectively. The amounts are recorded as other current liabilities on the balance sheet. All balances owed as of December 31, 2014 were paid in full during the first quarter of 2015 and all balances owed as of March 31, 2015 were paid in full during the second quarter of 2015.

NOTE 12—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2015 and December 31, 2014. The Company does not anticipate recognizing any significant losses relating to these arrangements.

As previously disclosed, during the first quarter of 2015, the Company received a letter from counsel to a former employee alleging unspecified damages related to the former employee’s termination. No claim was filed and this matter has been resolved, the effect of which was not material to operations. From time to time, the Company may be subject to routine litigation and claims arising in the ordinary course of its business. Management does not believe that any such matters will have a material adverse impact on the Company’s financial position, results of operations or cash flows.

Leases

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

On February 17, 2015, the Company entered into a lease agreement with 2355 Utah Industrial Capital, LLC, for the lease of approximately 43,500 square feet in El Segundo, which is adjacent to Los Angeles International Airport. The lease has a 10-year and seven month term commencing on January 1, 2016. Upon certain conditions, the Company has two options to extend the lease, each for an additional five years. The Company paid $124,183 upon execution of the lease and is required to remit base rent of $124,183 per month, or $2.85 per square foot, which will increase at a rate of 3% per year. The monthly installments will be abated for the months of February 2016, January and February 2017, January 2018, January 2019, January 2020 and January 2021. The Company also has an option to expand the lease for an additional 17,000 square feet at the same rent per square foot as the base premises, which option must be exercised prior to July 1, 2017.

Rent expense charged to operations was $469,881 and $167,978 for the three months ended March 31, 2015 and 2014, respectively.

NOTE 13—T-CELL FACTORY ACQUISITION

On March 17, 2015, the Company entered into a stock purchase agreement (the “SPA”) with TCF and the shareholders of TCF (collectively, the “Sellers”), to acquire all of the outstanding capital stock of TCF.  The signing and closing of the transaction happened concurrently whereupon TCF became the Company’s wholly-owned subsidiary and was renamed Kite Pharma EU B.V.  The SPA contains certain representations, warranties, covenants and indemnities by the parties thereto, in each case customary for a transaction of this nature and scope. The Company acquired TCF for the opportunity to significantly expand its pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, TCF may be able to rapidly and systematically discover tumor-specific TCRs.

Pursuant to the SPA, the Company paid approximately $15.1 million in cash and issued $4.2 million in shares of its common stock, which equated to 66,120 shares of its common stock, to the Sellers.  The cash paid to the Sellers is subject to customary adjustments for net working capital.  At the closing, €2.0 million was withheld from the Sellers to satisfy any potential indemnity claims arising under the SPA, the balance of which will be paid to the Sellers upon the termination of an indemnity holdback period of 18 months.

The Company is obligated to pay up to €242.5 million upon the achievement of certain clinical, regulatory and sales milestones relating to TCR-based product candidates that may be developed by TCF. A portion of these milestone payments will be made to TCF directly to pay its licensors and employees.  At the Company’s option, a portion of the clinical and regulatory milestones may be paid in shares of the Company’s common stock to the Sellers. In connection with the acquisition, each of the Sellers entered into non-competition and non-solicitation agreements with the Company, and certain of the Sellers and other key scientists entered into employment agreements with Kite Pharma EU B.V.

The TCF acquisition has been accounted for as a business combination in accordance with ASC 805. Accordingly, the Company has estimated the purchase price allocation based on the fair values of the assets acquired and liabilities assumed.  Intangible assets were valued using the relief from royalty method under the income approach for license agreements, and using the with-and-without method for non-compete agreements. In connection with the acquisition, the Company acquired an exclusive license agreement with IBA GmbH, or IBA, for intellectual property rights relating to certain methods of selecting TCRs.  Additionally, a non-exclusive license agreement with Sanquin Blood Supply Foundation relating to certain methods of detecting and selecting TCRs was acquired. Lastly, the Company acquired a license agreement with the Netherlands Cancer Institute-Antoni Van Leeuwenhoek (“NKI-AVL”) for know-how, materials and protocols, and the right of first negotiation for certain intellectual property rights with relevance to TCRs that may be developed in Dr. Schumacher’s lab at the NKI-AVL over the next several years.  NKI-AVL, IBA and Sanquin Blood Supply Foundation have a right to a certain portion of the milestone payments that may be paid under the SPA.  These license agreements are estimated to have a useful life of ten years.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable. However, the purchase price allocation and related tax attributes are preliminary and are subject to change based on any relevant factors, and may be adjusted within a period not to exceed one year.

The following table presents the calculation of the purchase price (in thousands):

Cash and stock consideration	$19,260
Contingent consideration	16,622
Working capital adjustment	(59)
$35,823

The purchase price is allocated between the tangible and intangible assets and assumed liabilities based on their estimated fair values at March 17, 2015. Based on the Company’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price is allocated as follows (in thousands):

Non-compete agreements	$12,400
Licensing agreements	3,000
Goodwill	24,692
Tangible current assets	361
Tangible non-current assets	214
Liabilities assumed	(4,844)
$35,823

In connection with the non-compete agreements and license agreements acquired, the Company established a corresponding deferred tax liability of $3.8 million, which is included in the liabilities assumed in the table above.

The following table presents amortizable intangible assets acquired and their amortization periods (in thousands):

	Estimated	Amortization
	Fair Value	Period
Non-compete agreements	$12,400	3 Years
Licensing agreements	3,000	10 Years
	$15,400

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2014, or Annual Report, which has been filed with the Securities and Exchange Commission, or SEC. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Kite Pharma, Inc.

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

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. We do this using our engineered autologous cell therapy, or eACT, which we believe is a market-redefining approach to the treatment of cancer. eACT involves the genetic engineering of T cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs. These modified T-cells are designed to recognize and destroy cancer cells. We have a Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or the NCI, through which we are funding the research and development of eACT-based product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies. We currently fund multiple early single phase (1-2a and 2) clinical trials of CAR- and TCR-based therapies that are each being conducted by our collaborator, the NCI.

We have recently begun recruiting patients for a company-sponsored multicenter Phase 1-2 clinical trial for our lead product candidate KTE-C19, a CAR-based therapy, in patients with refractory diffuse large B cell lymphoma, or DLBCL, including primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin’s lymphoma, or NHL. We plan to initiate treatment with KTE-C19 in our first patient in the first half of 2015. If we believe the data are compelling, we plan to discuss with the U.S. Food and Drug Administration, or FDA, the filing of a Biologics License Application, or BLA, for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL. In addition, we plan to begin Phase 2 clinical trials in 2015 for KTE-C19 in patients with relapsed/refractory mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, and acute lymphoblastic leukemia, or ALL. If we believe the data are compelling, we plan to pursue FDA approval for the additional indications.

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

On December 31, 2014, we entered into a research collaboration and license agreement, or the Amgen Agreement, with Amgen Inc., or Amgen, pursuant to which we and Amgen expect to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets. Under the terms of the Amgen Agreement, we and Amgen will jointly create preclinical development plans through investigational new drug application, or IND, filing with the FDA for the research and development of CAR-based product candidates that target certain antigens expressed on the cell surface of various cancers. We and Amgen expect to progress multiple Amgen programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Amgen selected cancer target. We and Amgen also expect to progress multiple Kite programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Kite selected cancer target. Under certain circumstances, the collaboration may be expanded to include the research and development of other product candidates.

For additional information regarding the CRADA and our license agreements, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report.

COMPONENTS OF OPERATING RESULTS

Revenues

To date, our revenue has been limited to a portion of the upfront payment we received under the Amgen Agreement. We received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. We will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. We will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials.

We applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the Amgen Agreement. In accordance with this guidance, the $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a four-year period. In addition, the Amgen research funding, which is due as the related services are performed under the Amgen Agreement, is recognized as revenue on a time and material basis and recorded as collaboration revenue, with the relating costs recorded as research and development expense in the condensed consolidated statements of operations.

Under certain circumstances, we may be required to reimburse Amgen for research and development services for Kite targets. We will defer the recognition of revenue related to research and development services billed until the potential reimbursement contingency has lapsed. Any costs reimbursed by Amgen that relate to a Kite program that progresses to an IND filing are recorded as deferred revenue until either an IND is filed and we are required to reimburse Amgen for such expenses, or the program ends without an IND filing, at which point the revenue will be recognized.

During the three months ended March 31, 2015, we recognized $2.9 million of collaboration revenue under the Amgen Agreement. As of March 31, 2015, we had deferred revenue relating to the Amgen Agreement of $57.4 million.

In the future, we may generate revenue from a combination of product sales, government or other third-party funding, marketing and distribution arrangements and other collaborations, strategic alliances and licensing arrangements or a combination of these approaches. We expect that any revenue we generate will fluctuate from quarter to quarter as a result of the timing and amount of license fees, milestone and other payments, and the timing and amount of payments that we receive upon the sale of our products, to the extent any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval of them, our ability to generate future revenue, and our results of operations and financial position, will be materially adversely affected.

Research and Development Expenses

Research and development expenses primarily related to development activities related to our eACT product platform or for internal product development, as well as in part relate to collaborative research and development activities. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf.

We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them.

We accrue for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from our external service providers.  We adjust our accrual as actual costs become known. Where at risk contingent milestone payments are due to third parties under research and development and collaboration agreements, the milestone payment obligations are expensed when the milestone results are achieved.

Under certain circumstances, we may be required to reimburse Amgen for research and development services. We will defer the recognition of revenue related to research and development services billed until the potential reimbursement contingency has lapsed.

Research and development costs are expensed as incurred. Research and development expenses related to the development of eACT consist of expenses incurred in performing research and development activities, including compensation and benefits for research and development employees and consultants, facilities expenses, overhead expenses, cost of laboratory supplies, manufacturing expenses, fees paid to third parties, including the NCI and contract research organizations.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, business development, human resources, and other general business functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters and fees for accounting and consulting services.

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

T-Cell Factory Acquisition

On March 17, 2015, we entered into a stock purchase agreement, or SPA, with T-Cell Factory B.V., or TCF, and the shareholders of TCF, or the Sellers, to acquire all of the outstanding capital stock of TCF.  The signing and closing of the transaction happened concurrently whereupon TCF became our wholly-owned subsidiary and was renamed Kite Pharma EU B.V., or Kite Pharma EU.  The SPA contains certain representations, warranties, covenants and indemnities by the parties thereto, in each case customary for a transaction of this nature and scope. We acquired TCF for the opportunity to significantly expand our pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, TCF may be able to rapidly and systematically discover tumor-specific TCRs.

Pursuant to the SPA, we paid approximately $15.1 million in cash, and issued $4.2 million in shares of our common stock, which equated to 66,120 shares of our common stock, to the Sellers.  The cash paid to the Sellers is subject to customary adjustments for net working capital.  €2.0 million was withheld from the Sellers at closing to satisfy any potential indemnity claims arising under the SPA, the balance of which will be paid to the Sellers upon the termination of an indemnity holdback period of 18 months.

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

The TCF acquisition has been accounted as a business combination under ASC 805. Accordingly, we have estimated the purchase price allocation based on the fair values of the assets acquired and liabilities assumed. Intangible assets were valued using the relief from royalty method under the income approach for license agreements, and using the with-and-without method for non-compete agreements.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and applicable discount rates. These estimates were based on assumptions that we believe to be reasonable. However, actual results may significantly differ from these estimates.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 3 to our financial statements in our Annual Report. Other than as described in Note 3 appearing elsewhere in this quarterly report relating to the Amgen Agreement and TCF acquisition, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2015 and 2014

The following table sets forth our results of operations for the three months ended March 31, 2015 and 2014.

	THREE MONTHS
	ENDED MARCH 31,		CHANGE
	2015	2014	$
	(unaudited, in thousands)
Collaboration revenue	$2,881	$—	$2,881
Operating expenses:
Research and development	9,260	2,092	7,168
General and administrative	9,171	1,070	8,101
Total operating expenses	18,431	3,162	15,269
Loss from operations	(15,550)	(3,162)	(12,388)
Other income (expense):
Interest income	466	21	445
Interest expense	(4)	—	(4)
Total other income	462	21	441
Net loss	$(15,088)	$(3,141)	$(11,947)

 Collaboration Revenue

Collaboration revenue was $2.9 million and $0 for the three months ended March 31, 2015 and 2014, respectively. The increase in collaboration revenue during this period of $2.9 million was due to revenue recognized under the Amgen Agreement.

Research and Development Expenses

Research and development expenses were $9.3 million and $2.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase in research and development expenses during this period of $7.2 million was primarily due to:

●	$2.7 million of stock based compensation expense related to increased research and development staff and consultants costs;
●	$2.7 million in costs related to our eACT development program, Amgen pre-clinical development program and Kite Pharma EU operations; and
●	$1.7 million in compensation expense related to increased research and development staff and consultant costs.

General and Administrative Expenses

General and administrative expenses were $9.2 million and $1.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase in general and administrative expenses during this period of $8.1 million was primarily due to:

●	$3.7 million of stock based compensation expense related to increased general and administrative staff and consultants costs;
●	$2.7 million of expenses related to increased personnel costs, including employees and consultants;
●	$0.7 million related to increased corporate expenses and travel expenses;
●	$0.6 million in obligations related to the Cabaret sublicense; and
●	$0.4 million related to increased insurance premiums, occupancy and office expenses.

LIQUIDITY AND CAPITAL RESOURCES

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

In February 2015, Amgen paid us $60.0 million as an upfront payment pursuant to the Amgen Agreement.  In April 2015, we paid $13.8 million of this upfront payment to Cabaret as a sublicense fee, which includes $1.8 million in applicable taxes paid on Cabaret’s behalf.

As of March 31, 2015, we had $283.9 million in cash and cash equivalents, and $144.6 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in 2009 and, as of March 31, 2015, we had an accumulated deficit of $73.1 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2015	2014
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$53,077	$(3,124)
Investing activities	(5,182)	(524)
Financing activities	26,725	(81)
Effect of exchange rate changes on cash	1	—
Net change in cash and cash equivalents	$74,621	$(3,729)

Operating activities

Net cash provided by operating activities was $53.1 million during the three months ended March 31, 2015 as compared to $3.1 million in cash used in operating activities during the three months ended March 31, 2014. The increase of net cash provided by operating activities of $56.2 million between the three months ended March 31, 2015 and 2014 was primarily the result of cash received from Amgen as an upfront payment related to the Amgen Agreement, offset by increased operating expenses due to additional headcount, facilities related costs, and payments made under the Cabaret license and other research and development and clinical activities.

Investing Activities

Net cash used in investing activities was $5.2 million during the three months ended March 31, 2015 as compared to $0.5 million of cash used in investing activities during the three months ended March 31, 2014. The increase in cash used in investing activities of $4.7 million between the three months ended March 31, 2015 and 2014 was primarily the result of cash used to fund the acquisition of TCF, partially offset by transactional activity related to our marketable securities portfolio.

Financing Activities

Net cash provided by financing activities was $26.7 million during the three months ended March 31, 2015 as compared to $0.1 million in cash used in financing activities during the three months ended March 31, 2014. The increase in cash provided by financing activities of $26.8 million between the three months ended March 31, 2015 and 2014 was primarily the result of the underwriters’ exercise in full of their over-allotment option from the follow-on public offering.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For our contractual obligations and commitments as of December 31, 2014, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.  The below items are the significant contractual obligations and commitments that arose during the three months ended March 31, 2015.

On January 26, 2015, we entered into a lease agreement with Merritt SAB 17, LP, for the lease of approximately 18,000 square feet in Santa Monica, California. The lease has a 10-year term commencing on February 1, 2015. Upon certain conditions, we have two options to extend the lease each for an additional five years. We are required to remit base rent of $45,540 per month, which will increase at a rate of 3% per year. We expect to use the newly leased space for manufacturing and processing of engineered autologous cell therapy, research and development and offices.

On February 17, 2015, we entered into a lease agreement with 2355 Utah Industrial Capital, LLC, for the lease of approximately 43,500 square feet in El Segundo, which is adjacent to Los Angeles International Airport. The lease has a 10-year and seven month term commencing on January 1, 2016. Upon certain conditions, we have two options to extend the lease, each for an additional five years. We paid $124,183 upon execution of the lease and are required to remit base rent of $124,183 per month, or $2.85 per square foot, which will increase at a rate of 3% per year. The monthly installments will be abated for the months of February 2016, January and February 2017, January 2018, January 2019, January 2020 and January 2021. We also have an option to expand the lease for an additional 17,000 square feet at the same rent per square foot as the base premises, which option must be exercised prior to July 1, 2017.

On February 24, 2015, we amended the CRADA. The amendment expands the research plan in the CRADA to include (1) the research and development of the next generation of TCR-based product candidates that are engineered to recognize neo-antigens, which are specific to the unique genetic profile of a patient’s own tumor, (2) the optimization of new methods to manufacture this next generation of TCR-based product candidates and (3) the advancement of CAR-based product candidates for the treatment of clear cell renal cell carcinoma and TCR-based product candidates for the treatment of certain epithelial tumors such as lung and colorectal cancer. To support the additional research activities under the amended CRADA, our quarterly payments to the NCI will increase from $250,000 to $750,000.

During the three months ended March 31, 2015, we commenced engineering, construction and validation activities related to the expansion of our clinical and commercial manufacturing facilities. As of March 31, 2015, we had incurred $1.5 million of fees for construction related activities to support our clinical manufacturing and commercial manufacturing facilities.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2015, we had $283.9 million in cash and cash equivalents, and $144.6 million in marketable securities. We generally hold our cash in interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We are also exposed to foreign currency exchange rate risk relating to our funding of our European subsidiary, Kite Pharma EU.  Our balance sheet as of March 31, 2015 includes cash and cash equivalent balances of $3.4 million denominated in Euros.  We do not participate in any foreign currency hedging activities.  A hypothetical 10% increase (decrease) in the value of the Euro would result in a foreign currency translation effect of $0.3 million which would be recorded to other comprehensive income. Future changes in the U.S. dollar and Euro exchange rate may result in future recognition of exchange rate losses or higher than expected operating expenses as we fund the operations of our subsidiary.  We did not recognize exchange rate loss during the three months ended March 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of March 31, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, or Annual Report, which has been filed with the Securities and Exchange Commission, or SEC.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2014 and 2013, we reported a net loss of $42.6 million and $6.4 million, respectively. For the three months ended March 31, 2015 and 2014, we reported a net loss of $15.1 million and $3.1 million, respectively. As of March 31, 2015, we had an accumulated deficit of $73.1 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Our business is highly dependent on the success of KTE-C19, our lead product candidate. KTE-C19 and our other product candidates will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.*

Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, KTE-C19. Even though the NCI is studying an anti-CD19 CAR T cell therapy that uses the identical construct and viral vector as KTE-C19, the differences in manufacture may render the product incomparable, particularly with respect to clinical results. While the NCI has begun using the same manufacturing process that will be used for KTE-C19 in its ongoing Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy, as of November 30, 2014, it has only treated four patients using this manufacturing process. All of our product candidates, including KTE-C19, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because KTE-C19 is our most advanced product candidate, and because our other product candidates are based on similar technology, if KTE-C19 or the NCI’s study of anti-CD19 CAR T cell therapy with the identical construct and viral vector encounters safety or efficacy problems, developmental delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

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

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*

We expect that with the early clinical work performed by the NCI pursuant to the CRADA and the additional research we are performing in-house, including pursuant to the Amgen Agreement, we may assess the filing with the FDA of a number of INDs over the next several years. We expect to submit an IND for a second product candidate, a TCR-based product candidate, in early 2016, but our timing will be primarily dependent on receiving human proof-of-concept data from the NCI’s clinical trials of TCR-based product candidates. We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For instance, the FDA may not allow us to use the NCI clinical trial data to support our INDs if we cannot demonstrate the comparability of our eACT with the therapy used by the NCI in its clinical studies. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Data from the NCI preclinical studies and Phase 1 and Phase 1-2a clinical trials of anti-CD19 CAR T cell therapy should not be relied upon as evidence that later or larger-scale clinical trials will succeed. We have designed our planned Phase 1-2 single-arm multicenter clinical trial of KTE-C19 primarily to assess safety and efficacy in patients with refractory diffuse large B cell lymphoma, or DLBCL, primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. The NCI clinical trials of anti-CD19 CAR T cell therapy involves a limited number of patients, and only a subset of these patients have been diagnosed with DLBCL, PMBCL and TFL. Our clinical trials may also evaluate different CAR T cell doses and chemotherapy conditioning regimens based on emerging safety and efficacy data. The results of the NCI trials to date may not predict results for our planned trial or any future studies. In addition, our proposed manufacturing process for KTE-C19 includes what we believe are process improvements that are not part of the anti-CD19 CAR T cell production process that the NCI originally used in its clinical trials. Accordingly, our results with KTE-C19 may not be in line with the NCI’s results.

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

In the NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy, when the patients received the CAR T cells, all of them had low blood counts due to the chemotherapy conditioning regimen. While the trial is ongoing, most prominent acute toxicities have included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Some patients also experienced toxicity of the central nervous system, such as ataxia, confusion, somnolence and speech impairment. There have been life threatening events related to cytokine release syndrome and toxicities of the central nervous system. Some of these events required intense medical intervention such as intubation or pressor support. Several patients have died, but the deaths were not attributed to the CAR T cells. In addition, in the NCI Phase 1 clinical trial of pediatric or young adult patients with relapsed/refractory acute lymphoblastic leukemia, infusion of anti-CD19 CAR T cells was associated with significant, acute toxicities, including febrile neutropenia, cytokine release syndrome, chemical laboratory abnormalities, low blood counts and transient neurological deficits.

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

We intend to develop our own clinical manufacturing facility and commercial manufacturing facility, which will require significant resources and we may fail to successfully develop either or both facilities, which could adversely affect our clinical trials and the commercial viability of our product candidates.*

We currently rely on outside vendors to manufacture clinical supplies and process our product candidates, which is currently and will continue to be done on a patient-by-patient basis. We have not yet caused our product candidates to be manufactured or processed on a commercial scale, and may not be able to achieve manufacturing and processing on our own, including on a patient-by-patient basis, to satisfy demands for any of our product candidates. While the manufacturing and processing approach we intend to employ at our manufacturing facilities is based upon the current approach undertaken by the NCI, we have limited experience in managing the T cell engineering process, and our process may be more difficult or expensive than the NCI’s current approach. Unlike the NCI, we expect to freeze engineered T cells to facilitate shipping and make certain other changes and we cannot be sure that even minor changes in the production process will not result in significantly different T cells or that such cells will be as safe and effective as those used in any NCI-based T cell therapy.

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

These and other risks associated with our international operations, including the operations of our European subsidiary, Kite Pharma EU B.V., may materially adversely affect our ability to attain or maintain profitable operations.

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

Specifically, genetically engineering T cells faces significant competition in both the CAR and TCR technology space from multiple companies. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see “Item 1. Business—Competition” in our Annual Report.

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

We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of April 30, 2015, we had 85 employees, including employees of Kite Pharma EU B.V., all but one of whom are full-time. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have added and expect to continue to add managerial, operational, sales, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

We may not realize the benefits of acquisitions, including our acquisition of T-Cell Factory, B.V., or other strategic transactions.*

We acquired T-Cell Factory, B.V., or TCF, on March 17, 2015 and renamed the acquired company Kite Pharma EU B.V.  We actively evaluate various strategic transactions on an ongoing basis.  We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses.  The success of acquisitions, including our acquisition of TCF, and any future strategic transactions depends on the risks and uncertainties involved including:

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

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and our subsidiary, and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

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

At March 31, 2015, we had approximately $283.9 million of cash and cash equivalents and $144.6 million of marketable securities. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2015, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We have several license agreements, including with Cabaret Biotech Ltd., or Cabaret, and Dr. Zelig Eshhar, the NIH, and Amgen Inc. These licenses may be terminated upon certain conditions, as further described under “Item 1. Business—Our Research and Development and License Agreements” in our Annual Report. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.  In addition, Cabaret in-licenses some of the intellectual property rights it is licensing to us.  To the extent Cabaret fails to meet its obligations under its license agreement, which we are not in control of, we may lose the benefits of our license agreement with Cabaret.

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

In addition, our subsidiary, Kite Pharma EU B.V., has licenses to certain intellectual property rights relating to its TCR-GENErator platform, and we are subject to the same risks of termination and disputes with respect to our subsidiary’s licenses.  See “Item 1. Business—T-Cell Factory Acquisition” in our Annual Report.

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

Composition of matter patents for biological and pharmaceutical products such as CAR- or TCR-based product candidates are generally considered to be the strongest form of intellectual property protection for those types of products, as such patents provide protection without regard to any method of use. We cannot be certain that the claims in our pending patent applications covering composition of matter of our product candidates will be considered patentable by the United States Patent and Trademark Office, or the USPTO, or by patent offices in foreign countries, or that the claims in any of our issued patents will be considered patentable by courts in the United States or foreign countries. Method of use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products “off-label.” Although off-label prescriptions may infringe or contribute to the infringement of method of use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.*

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Recently, under U.S. patent reform, new procedures including inter partes review, or IPR, and post grant review, or PGR, have been implemented. As stated above, this reform will bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we are employing their proprietary technology without authorization. We are aware of a U.S. patent held by a third party relating to certain CAR compositions of matter. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when KTE-C19 or another CAR-based product candidate is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our CAR-based product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

●	adverse results or delays in clinical trials;
●	our or NCI’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations if needed;
●	our failure to commercialize our product candidates;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of our product candidates;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;

●	the size and growth of our initial cancer target markets;
●	our ability to successfully treat additional types of cancers or at different stages, including the ability of Kite Pharma EU B.V. to discover new TCR-based product candidates;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions; and
●	other events or factors, many of which are beyond our control.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of April 1, 2015, our executive officers, directors, and 5% stockholders beneficially owned approximately 30.8% of our voting stock. In addition, our principal stockholder, Arie Belldegrun, our President, Chief Executive Officer and Chairman, beneficially owned approximately 13.6% of our outstanding voting stock as of April 1, 2015. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Actual or potential sales of our common stock by our employees, including our directors and executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.*

In accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, and our policies regarding stock transactions, a number of our employees, including certain executive officers, and an affiliate of one of our directors have adopted and may continue to adopt stock trading plans pursuant to which they arrange to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers and directors require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

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

None, pursuant to Item 701 of Regulation S-K of the Securities Act of 1933.

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

As of March 31, 2015, we have not used any of the net proceeds from our IPO. The net proceeds from our IPO will be used, together with our cash and cash equivalents and marketable securities, to fund continued advancement of our product pipeline, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in additional businesses, technologies, products, or assets of other products, businesses or technologies.

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
10.1*

Amendment #1, dated February 24, 2015, to the Cooperative Research and Development Agreement for Intramural-PHS Clinical Research by and between the Registrant and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute an Institute, Center, or Division of the National Institutes of Health, effective August 31, 2012.

10.2	Standard Industrial Commercial Single-Tenant Lease by and between the Registrant and Utah Industrial Capital, LLC, dated February 17, 2015.
10.3	First Amendment, dated April 27, 2015, to the Standard Industrial Commercial Single-Tenant Lease by and between the Registrant and Utah Industrial Capital, LLC, dated February 17, 2015.
10.4	Standard Industrial Commercial Single-Tenant Lease by and between the Registrant and Merritt SAB 17 LP, dated January 26, 2015.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

*Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE PHARMA, INC.
May 15, 2015	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer
May 15, 2015	By:	/s/ Cynthia M. Butitta
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer