Form 10-Q
period 2015-06-30
Kite Pharma, Inc.
filed 2015-08-10
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 3, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 43,734,521.

KITE PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITE PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	JUNE 30, 2015	DECEMBER 31,
	(UNAUDITED)	2014
ASSETS
Current assets
Cash and cash equivalents	$263,237	$209,298
Marketable securities	129,651	157,742
Prepaid expenses and other current assets	10,406	1,330
Total current assets	403,294	368,370
Restricted cash	1,540	—
Property and equipment, net	11,321	2,256
Intangible assets, net	13,550	—
Goodwill	25,798	—
Other assets	9,226	127
Total assets	$464,729	$370,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$4,450	$2,320
Deferred revenue	15,000	—
Accrued expenses and other current liabilities	7,550	4,405
Total current liabilities	27,000	6,725
Deferred revenue, less current portion	39,078	—
Contingent consideration	16,021	—
Other non-current liabilities	6,456	1,439
Total liabilities	88,555	8,164
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 and 0 shares authorized, issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 43,569,372 and 41,855,304 shares issued and outstanding, excluding 1,387,580 and 2,180,129 shares subject to repurchase at June 30, 2015 and December 31, 2014, respectively	44	42
Additional paid-in capital	469,773	420,848
Accumulated other comprehensive income (loss)	340	(297)
Accumulated deficit	(93,983)	(58,004)
Total stockholders' equity	376,174	362,589
Total liabilities and stockholders' equity	$464,729	$370,753

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Collaboration revenue	$4,403	$—	$7,284	$—
Operating expenses:
Research and development	16,588	7,424	25,849	9,516
General and administrative	9,774	3,716	18,945	4,786
Total operating expenses	26,362	11,140	44,794	14,302
Loss from operations	(21,959)	(11,140)	(37,510)	(14,302)
Other income (expense):
Interest income	498	47	965	68
Interest expense	(1)	(6,266)	(5)	(6,266)
Other income	570	1	571	1
Total other income (expense)	1,067	(6,218)	1,531	(6,197)
Net loss	(20,892)	(17,358)	(35,979)	(20,499)
Series A preferred stock dividend	—	(532)	—	(1,089)
Net loss attributable to common stockholders	$(20,892)	$(17,890)	$(35,979)	$(21,588)
Net loss per share, basic and diluted	$(0.48)	$(2.27)	$(0.84)	$(3.20)
Weighted-average shares outstanding, basic and diluted	43,249,349	7,890,029	42,859,708	6,737,169
Comprehensive loss:
Net loss	$(20,892)	$(17,358)	$(35,979)	$(20,499)
Foreign currency translation adjustments	680	—	681	—
Unrealized gain on available-for-sale securities, net	(133)	—	(44)	—
Comprehensive loss	$(20,345)	$(17,358)	$(35,342)	$(20,499)

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 1, 2015 to June 30, 2015

(In thousands, except share amounts)

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
Balance at January 1, 2015	41,855,304	$42	$420,848	$(58,004)	$(297)	$362,589
Stock-based compensation for services	—	—	16,058	—	—	16,058
Stock option exercise	1,090,936	1	1,634	—	—	1,635
Issuance of common stock, net	522,750	1	26,663	—	—	26,664
Issuance of common stock related to acquisition	66,121	—	4,209	—	—	4,209
Common stock warrants exercised	10,606	—	—	—	—	—
Employee stock purchase plan	23,655	—	361	—	—	361
Accumulated other comprehensive income	—	—	—	—	637	637
Net loss, six months ended June 30, 2015	—	—	—	(35,979)	—	(35,979)
Balance at June 30, 2015	43,569,372	$44	$469,773	$(93,983)	$340	$376,174

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Cash flows from operating activities
Net loss	$(35,979)	$(20,499)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation and amortization	1,471	76
Stock-based compensation	16,058	7,241
Non-cash interest expense on convertible notes	—	6,113
Deferred rent	668	36
Loss on disposal of assets	—	(1)
Gain on adjustment of contingent consideration	(580)	—
Changes in operating assets and liabilities
Deferred revenue	54,078	—
Prepaid expenses and other current assets	(6,141)	(557)
Other assets	(9,098)	(99)
Accounts payable	2,127	1,199
Accrued expenses and other current liabilities	1,711	(67)
Due to related party	78	—
Net cash provided by (used in) operating activities	24,393	(6,558)
Cash flows from investing activities
Purchases of marketable securities	(48,526)	—
Sales and maturities of marketable securities	76,572	—
Amounts used to secure facilities	(1,540)	—
Purchase of property and equipment	(9,456)	(1,002)
Net cash paid related to acquisition of T-Cell Factory, B.V.	(14,690)	—
Net cash provided by (used in) investing activities	2,360	(1,002)
Cash flows from financing activities
Principal payments on capital lease obligations	(16)	—
Initial public offering costs	—	(10,943)
Proceeds from issuance of common stock	26,664	146,625
Proceeds from exercise of stock options	694	2,918
Proceeds from issuance of convertible notes	—	50,000
Net cash provided by financing activities	27,341	188,600
Effect of exchange rate changes on cash	(155)	—
Net change in cash and cash equivalents	53,939	181,040
Cash and cash equivalents at beginning of period	209,298	22,357
Cash and cash equivalents at end of period	$263,237	$203,397
Supplemental schedule of cash flows information:
Cash paid for interest	$2	$—
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into equity	$—	$50,501
Discount from conversion of securities into equity	$—	$5,612
Conversion of convertible securities into equity	$—	$2,525
Employee stock purchase plan shares issued	$361	$—
Accrued offering costs	$—	$1,554
Tenant improvement allowance receivable	$2,633	$—
Issuance of stock to purchase T-Cell Factory, B.V.	$4,209	$—

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2015

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

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $94.0 million and $58.0 million as of June 30, 2015 and December 31, 2014, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Amounts formerly included in the due to related party caption and the options early exercise liability captions have been reclassified to conform to the current period’s classification under other current liabilities. Additionally, amounts formerly included in the other assets caption that related to construction in progress have been reclassified to the current period’s classification under property and equipment. The interim results for the periods ended June 30, 2015 are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods.

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

Restricted Cash

The Company has a certificate of deposit that is posted as secured collateral in connection with a letter of credit relating to the Company’s lease of its commercial manufacturing facility. Amounts related to the certificate of deposit were reported as long-term restricted cash and totaled $1.5 million at June 30, 2015.

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

Foreign Currencies

As a result of a business combination, the Company now operates in multiple currencies. Related to the wholly-owned subsidiary, Kite Pharma EU, the Company has determined that based on the nature of the transactions occurring within this entity, the functional currency of the subsidiary is the Euro, and accordingly, any net assets of Kite Pharma EU will be translated into U.S. dollars at the rates prevailing as of the balance sheet date. The equity of Kite Pharma EU will be translated into U.S. dollars at the historical rate at which such equity was recorded. Any translation impact will be recognized in other comprehensive income for the period. Any operating results of Kite Pharma EU are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results.

Business Combinations

For business combinations the Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred. The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may retroactively record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

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

Consolidation

The Company’s condensed consolidated financial statements include the accounts of its subsidiary, Kite Pharma EU B.V. Intercompany balances and transactions have been eliminated during consolidation.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are charged to general and administrative expense as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $253,967 and $(7,575) for the three months ended June 30, 2015 and 2014, respectively and were $339,345 and $152,969 for the six months ended June 30, 2015 and 2014, respectively.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	JUNE 30, 2015	DECEMBER 31, 2014
Accrued compensation costs	$3,103	$2,233
Deferred tax liability - short term	1,062	—
Stock option early exercise liability	940	1,273
Accrued research and development costs	654	569
Tenant improvement liabilities - short term	274	—
Accrued patent expense reimbursement	224	126
Accrued legal expenses	241	—
Accrued related party costs	81	3
Accrued other expense	971	201
Total accrued expenses and other current liabilities	$7,550	$4,405

Revenues

To date, revenue has been limited to a portion of the upfront payment the Company received under the Amgen Agreement, as well as reimbursed research and development costs relating to the Amgen targets; see Note 6 – License and Collaboration Agreements for more information. The Company received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any investigational new drug application (“IND”) filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials.

The Company applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the Amgen Agreement. In accordance with this guidance, the Company concluded that the Amgen Agreement should be accounted for as a single unit of accounting and recognize the Amgen Agreement consideration in the same manner as the final deliverable, which is research service. The $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a four-year period, which is the estimated period of performance for the research service under this agreement. In addition, the Amgen research funding relating to Amgen targets, which is due as the related services are performed under the Amgen Agreement, is recognized as revenue on a time and material basis and recorded as collaboration revenue, with the corresponding cost of revenue recorded as research and development expense in the condensed consolidated statements of operations.

Under certain circumstances, the Company may be required to reimburse Amgen for research and development services for Kite targets. The Company will defer the recognition of revenue related to research and development services billed until the potential reimbursement contingency has lapsed. Any costs reimbursed by Amgen that relate to a Kite program that progresses to an IND filing are recorded as deferred revenue until either an IND is filed and we are required to reimburse Amgen for such expenses, or the program ends without an IND filing, at which point the revenue would be recognized.

During the three and six months ended June 30, 2015, the Company recognized $4.4 million and $7.3 million of revenue under the Amgen Agreement, respectively. As of June 30, 2015, the Company had deferred revenue relating to the Amgen Agreement of $54.1 million.

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

As of June 30, 2015 and 2014, potentially dilutive securities include:

	JUNE 30,
	2015	2014
Warrants to purchase common stock	148,444	159,049
Unvested early exercise options	1,387,580	2,195,754
Options to purchase common stock	5,900,011	4,087,906
Total	7,436,035	6,442,709

The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of certain employees. The Company has the option to repurchase these shares if they do not vest prior to these employees being terminated from the Company.

The following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of June 30, 2015 and 2014, respectively.

	JUNE 30,
	2015	2014
Options to purchase common stock	780,000	—

Amounts in the tables above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of unaudited basic and diluted net loss per common share for the three and six months ended June 30, 2015 and 2014 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(20,892)	$(17,358)	$(35,979)	$(20,499)
Series A preferred stock dividends	—	(532)	—	(1,089)
Net loss attributable to common shareholders	(20,892)	(17,890)	(35,979)	(21,588)
Denominator:
Weighted-average common shares outstanding	44,826,366	10,250,288	44,721,065	7,923,818
Less: weighted-average unvested common shares subject to repurchase	(1,577,017)	(2,360,259)	(1,861,357)	(1,186,649)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	43,249,349	7,890,029	42,859,708	6,737,169
Net loss per common share attributable to common stockholders, basic and diluted	$(0.48)	$(2.27)	$(0.84)	$(3.20)

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance on the recognition of revenue from customers that supersedes most current revenue recognition guidance, including industry-specific guidance. The guidance provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. On April 29, 2015, the FASB issued an exposure draft of a proposed Accounting Standards Update that would delay by one year the effective date of this guidance, but also permits entities to adopt one year earlier if they choose (i.e., the original effective date). The proposal will be subject to the FASB’s due process requirement, which includes a period for public comments. The Company is evaluating the alternative transition methods and the potential effects of the adoption of this update on its financial statements. The amended guidance as currently issued will be effective for the Company starting in 2018.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash	$1,540	$1,540	$—	$—
Money market funds(1)	28,868	28,868	—	—
Commercial paper(1)	1,500	—	1,500	—
Corporate debt securities	67,763	—	67,763	—
Government sponsored entities	61,888	—	61,888	—
Total assets	$161,559	$30,408	$131,151	—

Liabilities:
Contingent consideration	$16,021	$—	$—	$16,021

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2015. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Additionally, the Company has incurred contingent consideration obligations in connection with the acquisition of Kite Pharma EU.  These contingent consideration obligations are recorded at their estimated fair value, and are revalued when an event takes place or information becomes available that would indicate that the value of these obligations has changed, until such time that the contingencies related to these obligations are resolved. The fair value measurements of these obligations are based on significant unobservable inputs related to sales and development milestones related to the Kite Pharma EU business combination and are reviewed periodically by management in our R&D organization. These inputs include the estimated probabilities and timing of achieving specified development and sales milestones, as well as the discount rate used to determine the present value of these milestones. Significant changes that would increase or decrease the probabilities or timing of achieving the development and sales milestones would result in a corresponding increase or decrease in the fair value of the contingent consideration obligations, which would be recognized in other income (expense) in the condensed consolidated statements of operations. A reduction to contingent consideration was recognized as other income in the condensed consolidated statements of operations during the three months ended June 30, 2015. See Note 13 – T-Cell Factory Acquisition for further discussion.

Investments classified as available-for-sale at June 30, 2015 consisted of the following (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity (in years)	Cost	Gains	Losses	Fair Value
Marketable Securities:
Commercial paper(1)	1 year or less	$1,499	$1	$—	$1,500
Corporate debt securities	1 year or less	51,326	4	(20)	51,310
Corporate debt securities	1-2 years	13,460	2	(11)	13,451
Corporate debt securities	More than 2 years	3,000	2	—	3,002
Government sponsored entities	1 year or less	51,178	12	—	51,190
Government sponsored entities	1-2 years	10,690	11	(3)	10,698
Government sponsored entities	More than 2 years	—	—	—	—
Total available-for-sale securities		$131,153	$32	$(34)	$131,151

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company recognizes realized gains or losses on sales or maturities of available-for-sale securities as net interest income. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). At June 30, 2015, the aggregate fair value of securities held by the Company in an unrealized loss position was $64.2 million, which consisted of 50 securities. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not more likely than not that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of June 30, 2015 and December 31, 2014 (in thousands):

	JUNE 30,	DECEMBER 31,
	2015	2014
Laboratory equipment	$5,313	$1,362
Computer equipment and software	516	282
Office equipment and furniture	1,020	377
Leasehold improvements	2,795	334
Construction in progress	2,323	163
	11,967	2,518
Less: accumulated depreciation and amortization	(646)	(262)
Property and equipment, net	$11,321	$2,256

Depreciation and amortization expense was $250,969 and $48,117 for the three months ended June 30, 2015 and 2014, respectively and was $402,910 and $76,325 for the six months ended June 30, 2015 and 2014, respectively. The net book value of assets under capital leases at June 30, 2015 and December 31, 2014 was $70,150 and $77,958, respectively, net of accumulated depreciation of $16,750 and $18,071, respectively.

NOTE 6—LICENSE AND COLLABORATION AGREEMENTS

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

Upon execution of the UCLA License Agreement, the Company made an aggregate one-time cash payment to the Regents of $10,000 which was expensed as research and development expense and agreed to reimburse the Regents for past patent expenses totaling $166,000 in 24 monthly installments commencing on February 9, 2013. Additionally, the Company issued to the Regents 27,400 shares of common stock, par value $0.001 per share, valued at $10,412. The Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to the Licensed Product in the United States, Europe and Japan. The aggregate potential milestone payments are $2.2 million, of which $2.0 million is due only after marketing approval in the United States, Europe and Japan. The first milestone payment will be due upon the dosing of the first patient in the first Phase 2 clinical study of a Licensed Product in the United States. The Company was not required to make any milestone payments for the six months ended June 30, 2015 and 2014 and does not expect to make any milestone payments during 2015.

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

The CRADA has a five-year term commencing August 31, 2012 and expiring on August 30, 2017. Total expenses recognized under the CRADA were $750,000 and $250,000 for the three months ended June 30, 2015 and 2014, respectively, and were $1,166,667 and $500,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The Company is also required to make performance-based cash payments upon successful completion of clinical and regulatory benchmarks relating to the products covered by the NIH license (the “Licensed Products”). The aggregate potential clinical and regulatory benchmark payments are $8.1 million, of which $6.0 million is due only after marketing approval in the United States, Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the first company sponsored human clinical study of a Licensed Product in the United States. The Company was not required to make any benchmark payments during 2014 or in the six months ended June 30, 2015.

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

Due to the receipt of the $60.0 million upfront license payment from Amgen in connection with the Amgen Agreement, in April 2015 the Company paid $13.8 million to Cabaret as a sublicense fee, including $1.8 million of applicable taxes paid on Cabaret’s behalf. As of June 30, 2015, a $3.4 million deferred asset was recorded under the other current assets caption on the balance sheet, and a $8.9 million non-current deferred asset was recorded under the other assets caption of the balance sheet. Both of these amounts will be recognized as sublicense fee expense within general and administrative expense on a straight line basis over the same period as the license income. For the three and six month period ended June 30, 2015 the Company recorded $0.8 million and $1.5 million in sublicense fee expense related to the Cabaret license.

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

During the three and six months ended June 30, 2015, the Company recognized $4.4 million and $7.3 million of revenue under the Amgen Agreement, respectively. As of June 30, 2015, the Company had deferred revenue relating to the Amgen Agreement of $54.1 million.

Collaboration Agreement with bluebird bio

On June 22, 2015, the Company and bluebird bio, Inc. entered into a collaboration agreement. Under the terms of the agreement, both companies plan to jointly develop and commercialize second generation TCR product candidates directed against the HPV-16 E6 oncoprotein, incorporating gene editing to modify certain genes with the goal to enhance T cell function. In addition, the companies will explore using lentiviral vectors to optimize delivery of HPV-16 E6 TCRs into patient T cells.

Both companies will share overall costs, including research and development and sales and marketing expenses, and any future profits will be equally split between the companies. During the six months ended June 30, 2015, the Company incurred no expenses related to this collaboration.

Research, Development and Commercialization Agreement with the Leukemia & Lymphoma Society, Inc.

On June 30, 2015, the Company and the Leukemia & Lymphoma Society, Inc. (“LLS”) entered into a research, development and commercialization agreement to enhance the development of the Company’s lead product candidate, KTE-C19.  Under the agreement, LLS will contribute up to $2.5 million through its Therapy Acceleration Program to help fund the Company’s ongoing Phase 1-2 clinical trial of KTE-C19.

LLS paid the Company $0.5 million in July 2015 and the remaining funding will be provided upon reaching certain clinical milestones over the duration of the Company’s ongoing Phase 1-2 clinical trial of KTE-C19. Certain regulatory and commercial milestone payments will be made to LLS based on the development progress of KTE-C19, or upon certain other events, including the out-licensing to a third party of the rights to develop or commercialize KTE-C19, or if the Company combines with or is sold to another company.

Under the agreement, LLS will launch a broad scope educational program focusing on CAR T-cell therapy for the treatment of blood cancers, as well as support outreach for clinical trial enrollment. The Company will separately provide financial support to LLS for its rollout of the education program.

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

Employee Stock Purchase Plan

During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was $0.2 million for the six month period ended June 30, 2015.

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

During January 2015 in accordance with the evergreen feature of the ESPP, the maximum number of common shares issuable under the ESPP was increased by 440,354 shares to 800,354 shares. During the six months ended June 30, 2015, the Company issued 23,655 shares under the ESPP.

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

A summary of the status of the options issued under the Plan as of June 30, 2015, and information with respect to the changes in options outstanding is as follows:

		OPTIONS OUTSTANDING
				WEIGHTED-
			WEIGHTED-	AVERAGE
	SHARES	OUTSTANDING	AVERAGE	REMAINING	AGGREGATE
	AVAILABLE	STOCK	EXERCISE	CONTRACTUAL	INTRINSIC
	FOR GRANT	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Balance at January 1, 2015	1,009,150	5,338,707	$14.01	9.2	$64,704,526
Authorized under the Plans	2,201,772	—	—
Granted under the Plans	(1,842,000)	1,842,000	60.44
Exercised	—	(290,695)	3.10
Surrendered/Cancelled	210,001	(210,001)	60.29
Balance at June 30, 2015	1,578,923	6,680,011	$21.15	9.0	$237,459,824
Exercisable at June 30, 2015		1,628,142	$3.81	8.3	$93,093,140

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted during the six months ended June 30, 2015 and 2014 included the following:

	SIX MONTHS ENDED JUNE 30,
	2015	2014
Risk-free interest rate	1.19% - 1.75%	1.62% - 1.72%
Expected volatility	72.0% - 80.0%	74.5% - 76.4%
Stock price	$50.02 - $72.42	$1.35 - $17.00
Expected life	6 years	6 years
Expected dividend yield	0%	0%

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Stock-based compensation for the three and six months ended June 30, 2015 and 2014 is as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2015	2014	2015	2014
Research and development	$4,765	$4,760	$7,544	$4,806
General and administrative	4,616	2,284	8,514	2,435
Total	$9,381	$7,044	$16,058	$7,241

The weighted-average grant date fair value per share of options granted under the Plan was $35.47 for the three months ended June 30, 2015, and $10.36 for the three months ended June 30, 2014. The weighted-average grant date fair value per share of options granted under the Plan was $40.28 for the six months ended June 30, 2015, and $7.74 for the six months ended June 30, 2014.

As of June 30, 2015, total compensation expense not yet recognized related to stock option grants amounted to approximately $121.9 million which will be recognized over the next four years. Additionally, 1,387,580 options that were early exercised for a total proceeds of $1.6 million were unvested, and were recorded as a current and long term liability, based on their vesting date, on the condensed consolidated balance sheets.

The following table summarizes information about stock options outstanding as of June 30, 2015:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
EXERCISE PRICE	TOTAL SHARES	CONTRACTUAL LIFE	EXERCISE PRICE	TOTAL SHARES	EXERCISE PRICE
0.38	346,542	6.6	$0.38	281,542	$0.38
0.70	956,543	8.4	0.70	617,688	0.70
1.35	1,180,377	8.7	1.35	410,886	1.35
6.89	837,092	8.9	6.89	182,117	6.89
17.00 - 32.56	868,157	9.2	26.06	94,659	17.00
40.30 - 51.96	779,300	9.4	50.16	30,000	51.43
53.90 - 59.23	730,000	9.6	54.89	1,875	54.47
60.61 - 65.50	847,000	9.7	63.97	9,375	63.52
71.45	125,000	9.5	71.45	—	—
72.42	10,000	9.6	72.42	—	—
Total	6,680,011	9.0	$21.15	1,628,142	$3.81

NOTE 10—INCOME TAXES

There is no provision for income taxes because the Company has incurred operating losses since inception. At June 30, 2015 the Company has concluded that it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved.

As of June 30, 2015, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the six months ended June 30, 2015 and 2014. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11—RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $75,000 and $110,000 for the three months ended June 30, 2015, and 2014, respectively and were $150,000 and $180,000 for the six months ended June 30, 2015 and 2014, respectively.

In addition, from time to time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $6,073 and $6,208 for the three months ended June 30, 2015 and 2014, respectively and were $11,944 and $24,209 for the six months ended June 30, 2015 and 2014, respectively.

As of June 30, 2015 and December 31, 2014, the Company had a payable to TRC of $81,073 and $77,988, respectively. The amounts are recorded as other current liabilities on the balance sheet. All balances owed as of December 31, 2014 were paid in full during the first quarter of 2015 and all balances owed as of June 30, 2015 were paid in full during the third quarter of 2015.

NOTE 12—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2015 and December 31, 2014. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Rent expense charged to operations was $0.6 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively and was $1.1 million and $0.3 million for the six months ended June 30, 2015 and 2014, respectively. The Company receives from its landlords lease incentives related to tenant improvement allowances, and are recorded as a reduction of rent expense over the term of the respective leases.The Company has incurred expenses eligible for tenant improvement allowances related to its research and development facilities of $3.0 million, of which the Company has recorded $2.6 million within other current assets, and received cash of $0.4 million as of June 30, 2015. The Company has recorded corresponding other current deferred rent liabilities and other non-current deferred rent liabilities related to these tenant improvement allowances within the condensed consolidated balance sheets and recognized a reduction in rent expense of $0.1 million for the three and six months ended June 30, 2015 as a result of the tenant improvement allowances.

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
	$15,400

During the three months ended June 30, 2015, following the end of the measurement period, one of the non-compete agreements with a non-employee Seller was terminated.  As a result, the Seller likewise forfeited the future receipt of funds due under the contingent consideration agreement. As a result, the Company reduced its non-compete agreement intangible asset by $1.1 million as well as the deferred tax liability related to the non-compete agreement by $0.3 million, and also reduced its contingent consideration liability by $1.3 million, which would no longer be payable to this Seller. This resulted in a $0.5 million adjustment that was recorded as other income within the condensed consolidated statement of operations.

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

We are currently conducting a company-sponsored multicenter Phase 1-2 clinical trial for our lead product candidate KTE-C19, a CAR-based therapy, in patients with refractory diffuse large B cell lymphoma, or DLBCL, including primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin’s lymphoma, or NHL. We treated the first patient with KTE-C19 in our trial in the second quarter of 2015. If we believe the data are compelling, we plan to discuss with the U.S. Food and Drug Administration, or FDA, the filing of a Biologics License Application, or BLA, for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL. In addition, we plan to begin Phase 2 clinical trials in 2015 for KTE-C19 in patients with relapsed/refractory mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, and acute lymphoblastic leukemia, or ALL. If we believe the data are compelling, we plan to pursue FDA approval for the additional indications.

We also have a Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or the NCI, through which we are funding the research and development of eACT-based product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies. We currently fund multiple early single phase (1-2a and 2) clinical trials of CAR- and TCR-based therapies that are each being conducted by our collaborator, the NCI.

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

For additional information regarding the CRADA and our license agreements, see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

COMPONENTS OF OPERATING RESULTS

Revenues

To date, our revenue has been limited to a portion of the upfront payment we received under the Amgen Agreement, as well as reimbursed research and development costs relating to the Amgen targets. We received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. We will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. We will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials.

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

During the three and six months ended June 30, 2015, we recognized $4.4 million and $7.3 million of collaboration revenue under the Amgen Agreement, respectively. As of June 30, 2015, we had deferred revenue relating to the Amgen Agreement of $54.1 million.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we continue to conduct our Phase 1-2 single-arm multicenter clinical trial of KTE-C19 in subjects with refractory DLBCL and seek to conduct additional studies in subjects with other B cell lymphomas and leukemias.  We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

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

T-Cell Factory Acquisition

On March 17, 2015, we entered into a stock purchase agreement, or SPA, with T-Cell Factory B.V., or TCF, and the shareholders of TCF, or the Sellers, to acquire all of the outstanding capital stock of TCF.  The signing and closing of the transaction happened concurrently whereupon TCF became our wholly-owned subsidiary and was renamed Kite Pharma EU B.V., or Kite Pharma EU.  The SPA contains certain representations, warranties, covenants and indemnities by the parties thereto, in each case customary for a transaction of this nature and scope. We acquired TCF for the opportunity to significantly expand our pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, TCF may be able to rapidly and systematically discover tumor-specific TCRs.  For additional information, please see Note 13 appearing elsewhere in this Form 10-Q.

Critical Accounting Policies and Significant Judgments and Estimates

The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 3 to our financial statements in our Annual Report. Other than as described in Note 3 appearing elsewhere in this Form 10-Q relating to the Amgen Agreement and TCF acquisition, there have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2015 and 2014

The following table sets forth our results of operations for the three months ended June 30, 2015 and 2014:

	THREE MONTHS
	ENDED JUNE 30,		CHANGE
	2015	2014	$
	(unaudited, in thousands)
Collaboration revenue	$4,403	$—	$4,403
Costs and expenses:
Research and development	16,588	7,424	9,164
General and administrative	9,774	3,716	6,058
Total costs and expenses	26,362	11,140	15,222
Loss from operations	(21,959)	(11,140)	(10,819)
Other income (expense):
Interest income	498	47	451
Interest expense	(1)	(6,266)	6,265
Other income	570	1	569
Total other income (expense)	1,067	(6,218)	7,285
Net loss	$(20,892)	$(17,358)	$(3,534)

 Collaboration Revenue

Collaboration revenue was $4.4 million and $0 for the three months ended June 30, 2015 and 2014, respectively. The increase in collaboration revenue during this period of $4.4 million was due to revenue recognized under the Amgen Agreement.

Research and Development Expenses

Research and development expenses were $16.6 million and $7.4 million for the three months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses during this period of $9.2 million was primarily due to:

●	$5.6 million in costs related to our eACT development program and Amgen pre-clinical development program;
●	$2.2 million in compensation expense related to increased research and development staff and consultant costs; and
●	$1.3 million in costs related to our Kite Pharma EU operations.

General and Administrative Expenses

General and administrative expenses were $9.8 million and $3.7 million for the three months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses during this period of $6.1 million was primarily due to:

●	$2.8 million of expenses related to increased personnel costs, including employees and consultants;

●	$2.3 million of stock based compensation expense related to increased general and administrative staff and consultants costs; and
●	$0.9 million of license obligation expenses related to the Amgen Agreement.

Interest Expense

Interest expense was $0 and $6.3 million for the three months ended June 30, 2015 and 2014, respectively. The decrease in interest expense during this period of $6.3 million was primarily due to the beneficial conversion feature on the 2014 Notes, as further described under Note 6 to our financial statements appearing elsewhere in this Form 10-Q.

Comparison of the Six Months Ended June 30, 2015 and 2014

The following table sets forth our results of operations for the six months ended June 30, 2015 and 2014:

	SIX MONTHS
	ENDED JUNE 30,		CHANGE
	2015	2014	$
	(unaudited, in thousands)
Collaboration revenue	$7,284	$—	$7,284
Costs and expenses:
Research and development	25,849	9,516	16,333
General and administrative	18,945	4,786	14,159
Total costs and expenses	44,794	14,302	30,492
Loss from operations	(37,510)	(14,302)	(23,208)
Other income (expense):
Interest income	965	68	897
Interest expense	(5)	(6,266)	6,261
Other income	571	1	570
Total other income (expense)	1,531	(6,197)	7,728
Net loss	$(35,979)	$(20,499)	$(15,480)

 Collaboration Revenue

Collaboration revenue was $7.3 million and $0 for the six months ended June 30, 2015 and 2014, respectively. The increase in collaboration revenue during this period of $7.3 million was due to revenue recognized under the Amgen Agreement.

Research and Development Expenses

Research and development expenses were $25.8 million and $9.5 million for the six months ended June 30, 2015 and 2014, respectively. The increase in research and development expenses during this period of $16.3 million was primarily due to:

●	$8.1 million in costs related to our eACT development program and Amgen pre-clinical development program;
●	$2.7 million of stock based compensation expense related to increased research and development staff and consultants costs;
●	$4.0 million in compensation expense related to increased research and development staff and consultant costs; and
●	$1.5 million in costs related to our Kite Pharma EU operations.

General and Administrative Expenses

General and administrative expenses were $18.9 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively. The increase in general and administrative expenses during this period of $14.2 million was primarily due to:

●	$6.1 million of stock based compensation expense related to increased general and administrative staff and consultants costs;
●	$5.2 million of expenses related to increased personnel costs, including employees and consultants;
●	$1.5 million of license obligation expenses related to the Amgen Agreement;

●	$1.0 million related to increased corporate expenses and travel expenses; and
●	$0.4 million related to increased insurance premiums, occupancy and other office expenses.

Interest Expense

Interest expense was $0 and $6.3 million for the six months ended June 30, 2015 and 2014, respectively. The decrease in interest expense during this period of $6.3 million was primarily due to the beneficial conversion feature on the 2014 Notes, as further described under Note 6 to our financial statements appearing elsewhere in this Form 10-Q.

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

As of June 30, 2015, we had $263.2 million in cash and cash equivalents, and $129.7 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in 2009 and, as of June 30, 2015, we had an accumulated deficit of $94.0 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	SIX MONTHS ENDED
	JUNE 30,
	2015	2014
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$24,393	$(6,558)
Investing activities	2,360	(1,002)
Financing activities	27,341	188,600
Effect of exchange rate changes on cash	(155)	—
Net change in cash and cash equivalents	$53,939	$181,040

Operating activities

Net cash provided by operating activities was $24.4 million during the six months ended June 30, 2015 as compared to $6.6 million in cash used in operating activities during the six months ended June 30, 2014. The increase of net cash provided by operating activities of $30.9 million between the six months ended June 30, 2015 and 2014 was primarily the result of cash received from Amgen as an upfront payment related to the Amgen Agreement, offset by increased operating expenses due to additional headcount, facilities related costs, and payments made under the Cabaret license and other research and development and clinical activities.

Investing Activities

Net cash provided by investing activities was $2.4 million during the six months ended June 30, 2015 as compared to $1.0 million of cash used in investing activities during the six months ended June 30, 2014. The increase in cash provided by investing activities of $3.4 million between the six months ended June 30, 2015 and 2014 was primarily the result of transactional activity related to our marketable securities portfolio, partially offset by cash used to fund the acquisition of TCF.

Financing Activities

Net cash provided by financing activities was $27.4 million during the six months ended June 30, 2015 as compared to $188.6 million in cash provided by financing activities during the six months ended June 30, 2014. The decrease in cash provided by financing activities of $161.2 million between the six months ended June 30, 2015 and 2014 was primarily the result of the initial public offering in June 2014, partially offset by the underwriters’ exercise in full of their over-allotment option from the follow-on offering during the six months ended June 30, 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For our contractual obligations and commitments as of December 31, 2014, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.  The below items are the significant contractual obligations and commitments that arose during the six months ended June 30, 2015.

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

In the three months ended June 30, 2015, we amended our agreement with our contract manufacturing organization, or CMO, to obtain services through facilities and personnel that are contractually dedicated to us.  As a result of the amendment and subject to certain conditions, we are obligated to pay minimum fees to the CMO regardless of the level of clinical production that would be in excess of $2.0 million for the second half of 2015.

During the six months ended June 30, 2015, we commenced engineering, construction and validation activities related to the expansion of our clinical and commercial manufacturing facilities. As of June 30, 2015, we had incurred $4.7 million of fees for construction related activities to support our clinical manufacturing and commercial manufacturing facilities.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2015, we had $263.2 million in cash and cash equivalents, and $129.7 million in marketable securities. We generally hold our cash in interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We are also exposed to foreign currency exchange rate risk relating to our funding of our European subsidiary, Kite Pharma EU.  Our balance sheet as of June 30, 2015 includes cash and cash equivalent balances of $1.1 million denominated in Euros.  We do not participate in any foreign currency hedging activities.  A hypothetical 10% increase (decrease) in the value of the Euro would result in a foreign currency translation effect of $0.1 million which would be recorded to other comprehensive income. Future changes in the U.S. dollar and Euro exchange rate may result in future recognition of exchange rate losses or higher than expected operating expenses as we fund the operations of our subsidiary.  We did not recognize exchange rate loss during the six months ended June 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of June 30, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2014 and 2013, we reported a net loss of $42.6 million and $6.4 million, respectively. For the three months ended June 30, 2015 and 2014, we reported a net loss of $20.9 million and $17.4 million, respectively. For the six months ended June 30, 2015 and 2014, we reported a net loss of $36.0 million and $20.5 million, respectively. As of June 30, 2015, we had an accumulated deficit of $94.0 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

eACT represents a novel approach to cancer treatment that creates significant challenges for us.*

eACT involves (1) harvesting T cells from the patient’s blood, (2) genetically engineering T cells to express cancer-specific receptors, (3) increasing the number of engineered T cells and (4) infusing the functional cancer-specific T cells back into the patient. Advancing this novel and personalized therapy creates significant challenges for us, including:

●	Educating medical personnel regarding the potential side effect profile of eACT, such as the potential adverse side effects related to cytokine release and neurotoxicity;
●	Sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our eACT-based product candidates;
●	Developing a consistent and reliable process, while limiting contamination risks, for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
●	Conditioning patients with chemotherapy in conjunction with delivering eACT, which may increase the risk of adverse side effects;
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

Our business is highly dependent on the success of KTE-C19, our lead product candidate. KTE-C19 and our other product candidates will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.*

Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, KTE-C19. Even though the NCI is studying an anti-CD19 CAR T cell therapy that uses the identical construct and viral vector as KTE-C19, the differences in manufacturing may render the product incomparable, particularly with respect to clinical results. While the NCI has begun using the same manufacturing process that is being used for KTE-C19, the NCI has only treated a limited number of patients using this manufacturing process. All of our product candidates, including KTE-C19, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because KTE-C19 is our most advanced product candidate, and because our other product candidates are based on similar technology, if KTE-C19 or the NCI’s study of anti-CD19 CAR T cell therapy with the identical construct and viral vector encounters safety or efficacy problems, developmental delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

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

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*

We expect that with the early clinical work performed by the NCI pursuant to the CRADA and the additional research we are performing in-house, including pursuant to the Amgen Agreement, we may assess the filing with the FDA of a number of INDs over the next several years. We expect to submit an IND for a second product candidate, a TCR-based product candidate targeting the HPV-16 E6 antigen, in the first half of 2016.  However, our timing will be primarily dependent on receiving human proof-of-concept data from the NCI’s clinical trials. We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For instance, the FDA may not allow us to use the NCI clinical trial data to support our INDs if we cannot demonstrate the comparability of our eACT with the therapy used by the NCI in its clinical studies. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Data from the NCI preclinical studies and Phase 1 and Phase 1-2a clinical trials of anti-CD19 CAR T cell therapy should not be relied upon as evidence that later or larger-scale clinical trials will succeed. We have designed our ongoing Phase 1-2 single-arm multicenter clinical trial of KTE-C19 primarily to assess safety and efficacy in patients with refractory diffuse large B cell lymphoma, or DLBCL, primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. The NCI clinical trials of anti-CD19 CAR T cell therapy involves a limited number of patients, and only a subset of these patients have been diagnosed with DLBCL, PMBCL and TFL. Our clinical trials may also evaluate different CAR T cell doses and chemotherapy conditioning regimens based on emerging safety and efficacy data. The results of the NCI trials to date may not predict results for our ongoing trial or any future studies. In addition, our proposed manufacturing process for KTE-C19 includes what we believe are process improvements that are not part of the anti-CD19 CAR T cell production process that the NCI originally used in its clinical trials. Accordingly, our results with KTE-C19 may not be in line with the NCI’s results.

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

We have limited experience as a company conducting clinical trials.*

While we are currently conducting a Phase 1-2 clinical trial of KTE-C19, all of the other preclinical and clinical trials relating to our product candidates have been and are being conducted by the NCI. Although we have recruited a team that has significant experience with clinical trials, we have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trial will be completed on time or if the planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

Monitoring of patient safety in our ongoing and planned sponsored multicenter clinical trials will be more challenging than the monitoring currently being done by the NCI, which could adversely affect our ability to obtain regulatory approval.*

The NCI is a center of excellence for clinical trials in cancer patients, with a large group of experienced staff and a clinical trial support system. Patients enrolled in the NCI clinical trials are generally hospitalized for extended periods of time for dedicated observation, and there is a ready availability of specialized health care professionals and intensive care unit beds if necessary.  For our ongoing clinical trial of KTE-C19 and in our planned sponsored multicenter clinical trials of KTE-C19 and other product candidates, we have and expect to contract with universities and academic centers experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, the extent of patient observation and the appropriate treatment of toxicities may not be as optimal as is currently being done at the NCI, whether due to personnel changes, inexperience, changes of shift, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval.

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

If unacceptable toxicities arise in the development of our product candidates, we or the NCI could suspend or terminate our trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled subjects to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff, particularly outside of the NCI as toxicities resulting from personalized T cell therapy are not normally encountered in the general patient population and by medical personnel. We have trained and expect to have to train medical personnel using eACT to understand the side effect profile of eACT for both our clinical trials and upon any commercialization of any eACT-based product candidates. Inadequate training in recognizing or managing the potential side effects of eACT could result in patient deaths. Any of these occurrences may harm our business, financial condition and prospects significantly.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.*

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

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

Delays in patient enrollment may result in increased costs or may affect the timing or outcome of our ongoing clinical trial and planned clinical trials, which could prevent completion of these trials and adversely affect our ability to advance the development of our product candidates.

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

We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As of July 31, 2015, we had 116 employees, including employees of Kite Pharma EU B.V., all but one of whom are full-time. As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have added and expect to continue to add managerial, operational, sales, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

We may form or seek strategic alliances or enter into additional licensing arrangements in the future, and we may not realize the benefits of such alliances or licensing arrangements.*

We may form or seek strategic alliances, create joint ventures or collaborations or enter into additional licensing arrangements with third parties that we believe will complement or augment our development and commercialization efforts with respect to our product candidates and any future product candidates that we may develop. Any of these relationships may require us to incur non-recurring and other charges, increase our near and long-term expenditures, issue securities that dilute our existing stockholders or disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. Moreover, we may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. Any delays in entering into new strategic partnership agreements related to our product candidates could delay the development and commercialization of our product candidates in certain geographies for certain indications, which would harm our business prospects, financial condition and results of operations.

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our research collaboration with Amgen Inc. and our collaboration with bluebird bio, Inc. require significant research and development commitments that may not result in the development and commercialization of additional product candidates. We cannot be certain that, following a strategic transaction or license, we will achieve the revenue or specific net income that justifies such transaction.

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

If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.*

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including KTE-C19. If approved, we will require significant additional amounts in order to launch and commercialize our product candidates.

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

At June 30, 2015, we had approximately $263.2 million of cash and cash equivalents and $129.7 million of marketable securities. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2015, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

Risks Related to Government Regulation

The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*

We have not previously submitted a BLA to the FDA, or similar approval filings to comparable foreign authorities. A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product. We expect the novel nature of our product candidates to create further challenges in obtaining regulatory approval. For example, the FDA has limited experience with commercial development of T cell therapies for cancer. We also intend to obtain regulatory approval of future TCR-based product candidates regardless of cancer type or origin, which the FDA may have difficulty accepting if our clinical trials only involved cancers of certain origins. Accordingly, the regulatory approval pathway for our product candidates may be uncertain, complex, expensive and lengthy, and approval may not be obtained.

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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The FDA's planned review of our safety data of the Phase 1 portion of our ongoing Phase 1-2 clinical trial of KTE-C19 may, depending on the data, also result in the delay, suspension or termination of the clinical trial, which would also delay or prevent the initiation of our other planned clinical trials of KTE-C19. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.*

We are currently conducting a Phase 1-2 clinical trial of KTE-C19 in patients with refractory DLBCL, PMBCL and TFL. If the results are sufficiently compelling, we intend to discuss with the FDA filing a BLA for approval of KTE-C19 for the treatment of refractory DLBCL, PMBCL and TFL. However, the general approach for FDA approval of a new biologic or drug is dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We believe our accelerated approval strategy is warranted given the limited alternatives for patients with refractory DLBCL, PMBCL and TFL, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since eACT represents a novel and personalized treatment.

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
●

the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval, including due to the heterogeneity of patient populations;

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

In addition, although we are not utilizing embryonic stem cells or replication competent vectors, adverse publicity due to the ethical and social controversies surrounding the therapeutic use of such technologies, and reported side effects from any clinical trials using these technologies or the failure of such trials to demonstrate that these therapies are safe and effective may limit market acceptance of our product candidates. If our product candidates are approved but fail to achieve market acceptance among physicians, patients, hospitals, cancer treatment centers or others in the medical community, we will not be able to generate significant revenue.

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

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.*

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries, as well as administrative proceedings for challenging patents, including interference and reexamination proceedings before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions. Under U.S. patent reform, newer procedures including inter partes review, or IPR, and post grant review, or PGR, have been implemented. As stated above, this reform will bring uncertainty to the possibility of challenge to our patents in the future. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we are employing their proprietary technology without authorization. We are aware of a U.S. patent held by a third party relating to certain CAR compositions of matter. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when KTE-C19 or another CAR-based product candidate is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our CAR-based product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in a litigation. In this regard, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Risks Related to Our Common Stock

The price of our stock has been and may continue to be highly volatile, and you could lose all or part of your investment.*

Prior to our initial public offering in 2014, there was no public market for our common stock. We cannot assure you that an active, liquid trading market for our shares will develop or persist. You may not be able to sell your shares quickly or at a recently reported market price if trading in our common stock is not active. The trading price of our common stock following our initial public offering has been and is likely to continue to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section, these factors include:

●

the commencement, enrollment or results of our ongoing and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates;

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of July 31, 2015, our executive officers, directors, and 5% stockholders beneficially owned approximately 27.1% of our voting stock, a significant portion of which is beneficially owned by Arie Belldegrun, our President, Chief Executive Officer and Chairman. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of June 30, 2015, we have not used any of the net proceeds from our IPO. The net proceeds from our IPO will be used, together with our cash and cash equivalents and marketable securities, to fund continued advancement of our product pipeline, with the balance to be used to fund working capital and other general corporate purposes, which may include licensing, acquiring or investing in additional businesses, technologies, products, or assets of other products, businesses or technologies.

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

10.2*

Amendment #1, dated February 24, 2015, to the Cooperative Research and Development Agreement for Intramural-PHS Clinical Research by and between the Registrant and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute an Institute, Center, or Division of the National Institutes of Health, effective August 31, 2012.

10.3**	First Amendment, first effective on December 31, 2014, to the Patent License Agreement by and between the Registrant and the National Institutes of Health, dated December 31, 2014.
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
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

* Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the SEC.

** Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE PHARMA, INC.
August 10, 2015	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer
August 10, 2015	By:	/s/ Cynthia M. Butitta
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer