Form 10-Q
period 2015-09-30
Kite Pharma, Inc.
filed 2015-11-12
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 6, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 44,180,559.

KITE PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITE PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	SEPTEMBER 30, 2015	DECEMBER 31,
	(UNAUDITED)	2014
ASSETS
Current assets
Cash and cash equivalents	$172,965	$209,298
Marketable securities	195,596	157,742
Prepaid expenses and other current assets	12,911	1,330
Total current assets	381,472	368,370
Restricted cash	1,541	—
Property and equipment, net	20,329	2,256
Intangible assets, net	12,808	—
Goodwill	26,143	—
Other assets	8,521	127
Total assets	$450,814	$370,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,148	$2,320
Deferred revenue	15,333	—
Accrued expenses and other current liabilities	8,789	4,405
Total current liabilities	29,270	6,725
Deferred revenue, less current portion	35,884	—
Contingent consideration	16,383	—
Other non-current liabilities	6,866	1,439
Total liabilities	88,403	8,164
COMMITMENTS AND CONTINGENCIES (NOTE 12)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 43,980,523 and 41,855,304 shares issued and outstanding, excluding 1,288,822 and 2,180,129 shares subject to repurchase at September 30, 2015 and December 31, 2014, respectively	44	42
Additional paid-in capital	483,321	420,848
Accumulated other comprehensive income (loss)	472	(297)
Accumulated deficit	(121,426)	(58,004)
Total stockholders' equity	362,411	362,589
Total liabilities and stockholders' equity	$450,814	$370,753

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Revenue	$5,087	$—	$12,371	$—
Operating expenses:
Research and development	21,727	5,716	47,576	15,232
General and administrative	11,135	3,385	30,080	8,172
Total operating expenses	32,862	9,101	77,656	23,404
Loss from operations	(27,775)	(9,101)	(65,285)	(23,404)
Other income (expense):
Interest income	342	61	1,307	129
Interest expense	(451)	—	(456)	(6,266)
Other income (expense)	(49)	(11)	521	(10)
Total other income (expense)	(158)	50	1,372	(6,147)
Loss before income taxes	(27,933)	(9,051)	(63,913)	(29,551)
Benefit from income taxes	491	—	491	—
Net loss	(27,442)	(9,051)	(63,422)	(29,551)
Series A preferred stock dividend	—	—	—	(1,089)
Net loss attributable to common stockholders	$(27,442)	$(9,051)	$(63,422)	$(30,640)
Net loss per share, basic and diluted	$(0.63)	$(0.24)	$(1.47)	$(1.76)
Weighted-average shares outstanding, basic and diluted	43,817,798	38,330,026	43,171,632	17,383,846
Comprehensive loss:
Net loss	$(27,442)	$(9,051)	$(63,422)	$(29,551)
Foreign currency translation adjustments, net of tax	55	—	736	—
Unrealized gain (loss) on available-for-sale securities, net	77	(107)	33	(107)
Comprehensive loss	$(27,310)	$(9,158)	$(62,653)	$(29,658)

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

January 1, 2015 to September 30, 2015

(In thousands, except share amounts)

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER	TOTAL
	COMMON STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	EQUITY
Balance at January 1, 2015	41,855,304	$42	$420,848	$(58,004)	$(297)	$362,589
Stock-based compensation for services	—	—	26,902	—	—	26,902
Stock option exercises	1,477,885	1	3,852	—	—	3,853
Issuance of common stock, net	522,750	1	26,663	—	—	26,664
Issuance of common stock related to acquisition	66,121	—	4,209	—	—	4,209
Common stock warrants exercised	10,606	—	—	—	—	—
Employee stock purchase plan	47,857	—	847	—	—	847
Accumulated other comprehensive income	—	—	—	—	769	769
Net loss, nine months ended September 30, 2015	—	—	—	(63,422)	—	(63,422)
Balance at September 30, 2015	43,980,523	$44	$483,321	$(121,426)	$472	$362,411

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Cash flows from operating activities
Net loss	$(63,422)	$(29,551)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation and amortization	2,897	150
Stock-based compensation	26,902	10,635
Non-cash interest expense on convertible notes	—	6,113
Deferred rent	1,178	55
Loss on disposal of assets	—	10
Gain on sale of available for sale securities	(1)	—
Deferred tax benefit recorded in connection with currency translation	(491)	—
Gain on adjustment of contingent consideration	(580)	—
Changes in operating assets and liabilities
Deferred revenue	51,217	—
Prepaid expenses and other current assets	(8,643)	(897)
Other assets	(8,391)	(80)
Accounts payable	2,578	621
Accrued expenses and other current liabilities	3,574	510
Due to related party	72	16
Net cash provided by (used in) operating activities	6,890	(12,418)
Cash flows from investing activities
Purchases of marketable securities	(155,636)	(1,112,423)
Sales and maturities of marketable securities	117,816	995,944
Amounts used to secure facilities	(1,540)	—
Purchase of property and equipment	(18,710)	(1,499)
Net cash paid related to acquisition of T-Cell Factory, B.V.	(14,690)	—
Net cash used in investing activities	(72,760)	(117,978)
Cash flows from financing activities
Principal payments on capital lease obligations	(24)	—
Initial public offering costs	—	(12,497)
Proceeds from issuance of common stock	26,664	146,625
Proceeds from exercise of stock options	2,780	2,933
Proceeds from issuance of convertible notes	—	50,000
Net cash provided by financing activities	29,420	187,061
Effect of exchange rate changes on cash	117	—
Net change in cash and cash equivalents	(36,333)	56,665
Cash and cash equivalents at beginning of period	209,298	22,357
Cash and cash equivalents at end of period	$172,965	$79,022
Supplemental schedule of cash flows information:
Cash paid for interest	$2	$153
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into equity	$—	$50,501
Discount from conversion of securities into equity	$—	$5,612
Conversion of convertible securities into equity	$—	$2,525
Employee stock purchase plan shares issued	$847	$—
Tenant improvement allowance receivable	$2,614	$—
Issuance of stock to purchase T-Cell Factory, B.V.	$4,209	$—

See accompanying notes to unaudited condensed consolidated financial statements

KITE PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

NOTE 1—BUSINESS AND NATURE OF OPERATIONS

Nature of Operations

Kite Pharma, Inc. (the “Company”) was incorporated on June 1, 2009 in the State of Delaware. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to target and kill cancer cells. The Company is developing multiple product candidates using its engineered autologous cell therapy (“eACT”), which involves the genetic engineering of T cells to express either chimeric antigen receptors (“CARs”) or T cell receptors (“TCRs”).

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

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $121.4 million and $58.0 million as of September 30, 2015 and December 31, 2014, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Amounts formerly included in the due to related party caption and the options early exercise liability captions have been reclassified to conform to the current period’s classification under other current liabilities. Additionally, amounts formerly included in the other assets caption that related to construction in progress have been reclassified to the current period’s classification under property and equipment. The interim results for the periods ended September 30, 2015 are not necessarily indicative of results for the full 2015 fiscal year or any other future interim periods.

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

Restricted Cash

The Company has a certificate of deposit that is posted as secured collateral in connection with a letter of credit relating to the Company’s lease of its commercial manufacturing facility. Amounts related to the certificate of deposit were reported as restricted cash and totaled $1.5 million at September 30, 2015.

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

Foreign Currencies

As a result of a business combination, the Company now operates in multiple currencies. Related to the wholly-owned subsidiary, Kite Pharma EU, the Company has determined that based on the nature of the transactions occurring within this entity, the functional currency of the subsidiary is the Euro, and accordingly, any net assets of Kite Pharma EU, including goodwill and identifiable intangible assets, will be translated into U.S. dollars at the rates prevailing as of the balance sheet date. The equity of Kite Pharma EU will be translated into U.S. dollars at the historical rate at which such equity was recorded. Any translation impact will be recognized in other comprehensive income for the period. The operating results of Kite Pharma EU are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results.

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

Goodwill and Other Intangible Assets

Certain intangible assets were acquired as part of a business combination, and have been capitalized at their acquisition date fair value. Acquired definite life intangible assets are amortized using the straight line method over their respective estimated useful lives, which are evaluated whenever events or circumstances would indicate that an adjustment to the estimated useful lives would be appropriate.  The Company will additionally test its goodwill and indefinite life intangible assets for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

Consolidation

The Company’s condensed consolidated financial statements include the accounts of its subsidiary, Kite Pharma EU. Intercompany balances and transactions have been eliminated during consolidation.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are charged to general and administrative expense as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $27,549 and $146,077 for the three months ended September 30, 2015 and 2014, respectively and were $366,894 and $299,046 for the nine months ended September 30, 2015 and 2014, respectively.

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

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	SEPTEMBER 30, 2015	DECEMBER 31, 2014
Accrued compensation costs	$3,876	$2,233
Deferred tax liability - short term	1,121	—
Accrued clinical expenses	1,301	—
Stock option early exercise liability	940	1,273
Accrued research and development costs	261	569
Tenant improvement liabilities - short term	300	—
Accrued patent expense reimbursement	145	126
Accrued legal expenses	100	—
Accrued related party costs	75	3
Accrued other expense	670	201
Total accrued expenses and other current liabilities	$8,789	$4,405

Revenues

On December 31, 2014, the Company entered into a research and collaboration and license agreement with Amgen to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets (the “Amgen Agreement”).To date, revenue has been limited to a portion of the upfront payment the Company received under the Amgen Agreement, reimbursed research and development costs relating to the Amgen targets and a portion of the upfront payment the Company received under a research, development and commercialization agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”); see Note 6 – License and Collaboration Agreements for more information. The Company received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any investigational new drug application (“IND”) filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company may be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen.

The Company applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the Amgen Agreement. In accordance with this guidance, the Company concluded that the Amgen Agreement should be accounted for as a single unit of accounting and recognize the Amgen Agreement consideration in the same manner as the final deliverable, which is research service. The $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a four-year period, which is the estimated period of performance for the research service under this agreement. In addition, the Amgen research funding relating to Amgen targets, which is due as the related services are performed under the Amgen Agreement, is recorded as revenue on a time and material basis, with the corresponding cost of revenue recorded as research and development expense in the condensed consolidated statements of operations.

Under certain circumstances, the Company may be required to reimburse Amgen for research and development services for Company targets. The Company will defer the recognition of revenue related to research and development services billed until the potential reimbursement contingency has lapsed. Any costs reimbursed by Amgen that relate to a Company program that progresses to an IND filing are recorded as deferred revenue until either an IND is filed and we are required to reimburse Amgen for such expenses, or the program ends without an IND filing, at which point the revenue would be recognized.

During the three and nine months ended September 30, 2015, the Company recognized $5.0 million and $12.3 million of revenue under the Amgen Agreement, respectively. As of September 30, 2015, the Company had deferred revenue relating to the Amgen Agreement of $50.8 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters, sublicense royalties, insurance, public company expenses relating to maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers, and adjusting its accruals as actual costs become known.

Research and Development

Research and development costs are expensed as incurred. Expenses related to collaborative research and development activities approximate the revenue recognized under these agreements. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

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

As of September 30, 2015 and 2014, potentially dilutive securities include:

	SEPTEMBER 30,
	2015	2014
Warrants to purchase common stock	148,444	159,049
Unvested early exercise options	1,288,822	2,187,941
Options to purchase common stock	5,395,079	4,031,032
Total	6,832,345	6,378,022

The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of certain employees. The Company has the option to repurchase these shares if they do not vest prior to the termination of these employees.

The following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of September 30, 2015 and 2014, respectively.

	SEPTEMBER 30,
	2015	2014
Options to purchase common stock	1,329,500	—

Amounts in the tables above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of unaudited basic and diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Numerator:
Net loss	$(27,442)	$(9,051)	$(63,422)	$(29,551)
Series A preferred stock dividends	—	—	—	(1,089)
Net loss attributable to common shareholders	$(27,442)	$(9,051)	$(63,422)	$(30,640)
Denominator:
Weighted-average common shares outstanding	45,155,462	40,521,224	44,856,506	18,909,025
Less: weighted-average unvested common shares subject to repurchase	(1,337,664)	(2,191,198)	(1,684,874)	(1,525,179)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	43,817,798	38,330,026	43,171,632	17,383,846
Net loss per common share attributable to common stockholders, basic and diluted	$(0.63)	$(0.24)	$(1.47)	$(1.76)

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. Under this standard, if a cloud computing arrangement includes a software license, the software license element of the arrangement should be accounted for consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. The new standard will be effective for us on January 1, 2016. The adoption of this standard is not expected to have an impact on our financial position or results of operations.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquiror recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for us on January 1, 2016. The impact of the adoption of this standard will not have a material impact on our financial position or results of operations.

NOTE 4—FAIR VALUE MEASUREMENTS AND INVESTMENTS IN MARKETABLE SECURITIES

The Company follows authoritative accounting guidance, which among other things, defines fair value, establishes a consistent framework for measuring fair value and provides disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash	$1,541	$1,541	$—	$—
Money market funds(1)	79,470	79,470	—	—
Corporate debt securities(2)	112,750	—	112,750	—
Government sponsored entities	84,823	—	84,823	—
Total assets	$278,584	$81,011	$197,573	—

Liabilities:
Contingent consideration	$16,383	$—	$—	$16,383

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.

(2)	$2.0 million of corporate debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2015. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Additionally, the Company has incurred contingent consideration obligations in connection with the acquisition of Kite Pharma EU.  These contingent consideration obligations are recorded at their estimated fair value, and are revalued when an event takes place or information becomes available that would indicate that the value of these obligations has changed, until such time that the contingencies related to these obligations are resolved. The value of the contingent consideration is accreted every reporting period based on the passage of time, using the discount rates used during their initial determination as of the acquisition date with a corresponding charge to interest expense. During the three months ended September 30, 2015 the Company recorded $0.5 million as interest expense related to contingent consideration accretion, and there were no other changes in the fair value of the contingent consideration as of September 30, 2015. The fair value measurements of these obligations are based on significant unobservable inputs related to sales and development milestones related to the Kite Pharma EU business combination and are reviewed periodically by management in our R&D organization. These inputs include the estimated probabilities and timing of achieving specified development and sales milestones, as well as the discount rate used to determine the present value of these milestones. Significant changes that would increase or decrease the probabilities or timing of achieving the development and sales milestones would result in a corresponding increase or decrease in the fair value of the contingent consideration obligations, which would be recognized in other income (expense) in the condensed consolidated statements of operations. A reduction to contingent consideration was recognized as other income in the condensed consolidated statements of operations during the three months ended June 30, 2015. See Note 13 – T-Cell Factory Acquisition for further discussion.

Investments classified as available-for-sale at September 30, 2015 consisted of the following (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity (in years)	Cost	Gains	Losses	Fair Value
Marketable Securities:
Corporate debt securities(1)	1 year or less	$62,464	$15	$(29)	$62,450
Corporate debt securities	1-2 years	26,487	39	(9)	26,517
Corporate debt securities	More than 2 years	23,767	38	(21)	23,784
Government sponsored entities	1 year or less	48,965	13	(1)	48,977
Government sponsored entities	1-2 years	30,602	34	—	30,636
Government sponsored entities	More than 2 years	5,210	—	(1)	5,209
Total available-for-sale securities		$197,495	$139	$(61)	$197,573

(1)	$2.0 million of corporate debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company recognizes realized gains or losses on sales or maturities of available-for-sale securities as net interest income. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). At September 30, 2015, the aggregate fair value of securities held by the Company in an unrealized loss position was $66.1 million, which consisted of 56 securities. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of September 30, 2015 and December 31, 2014 (in thousands):

	SEPTEMBER 30,	DECEMBER 31,
	2015	2014
Laboratory equipment	$7,964	$1,362
Computer equipment and software	515	282
Office equipment and furniture	1,116	377
Leasehold improvements	3,298	334
Construction in progress	8,588	163
	21,481	2,518
Less: accumulated depreciation and amortization	(1,152)	(262)
Property and equipment, net	$20,329	$2,256

Depreciation and amortization expense was $513,958 and $73,697 for the three months ended September 30, 2015 and 2014, respectively and was $916,868 and $150,000 for the nine months ended September 30, 2015 and 2014, respectively. The net book value of assets under capital leases at September 30, 2015 and December 31, 2014 was $81,612 and $77,958, respectively, net of accumulated depreciation of $43,233 and $18,071, respectively.

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

Upon execution of the UCLA License Agreement, the Company made an aggregate one-time cash payment to the Regents of $10,000 which was expensed as research and development expense and agreed to reimburse the Regents for past patent expenses totaling $166,000 in 24 monthly installments commencing on February 9, 2013. Additionally, the Company issued to the Regents 27,400 shares of common stock, par value $0.001 per share, valued at $10,412. The Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to the Licensed Product in the United States, Europe and Japan. The aggregate potential milestone payments are $2.2 million, of which $2.0 million is due only after marketing approval in the United States, Europe and Japan. The first milestone payment will be due upon the dosing of the first patient in the first Phase 2 clinical study of a Licensed Product in the United States. The Company was not required to make any milestone payments for the nine months ended September 30, 2015 and 2014 and does not expect to make any milestone payments during 2015.

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

The CRADA has a five-year term commencing August 31, 2012 and expiring on August 30, 2017. Total expenses recognized under the CRADA were $750,000 and $250,000 for the three months ended September 30, 2015 and 2014, respectively, and were $1,916,667 and $750,000 for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company is also required to make performance-based cash payments upon successful completion of clinical and regulatory benchmarks relating to the products covered by the NIH license (the “Licensed Products”). The aggregate potential clinical and regulatory benchmark payments for each Licensed Product are $4.0 million, of which $3.0 million is due only after marketing approval in the United States, Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the first company sponsored human clinical study of a Licensed Product in the United States. The Company was not required to make any benchmark payments during 2014 or in the nine months ended September 30, 2015.

In addition, the Company must also pay the NIH royalties on net sales of Licensed Products at rates in the mid-single digits. The Company is also required to pay NIH benchmark payments based upon aggregate net sales of Licensed Products, which amount will equal up to $7.0 million following aggregate net sale of $1.0 billion. To the extent the Company enters into a sublicensing agreement relating to the Licensed Products, the Company is required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the Licensed Products at the time of the sublicense. Pursuant to an amendment dated October 1, 2015, any such sublicense payment will be subject to a cap.

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

Due to the receipt of the $60.0 million upfront license payment from Amgen in connection with the Amgen Agreement, in April 2015 the Company paid $13.8 million to Cabaret as a sublicense fee, which includes $1.8 million of applicable taxes paid on Cabaret’s behalf as required under the Cabaret License. As of September 30, 2015, a $3.4 million deferred asset was recorded under the other current assets caption on the balance sheet, and an $8.0 million non-current deferred asset was recorded under the other assets caption of the balance sheet. Both of these amounts will be recognized as sublicense fee expense within general and administrative expense on a straight line basis over the same period as the license income. For the three and nine month period ended September 30, 2015 the Company recorded $0.9 million and $2.3 million in sublicense fee expense related to the Cabaret license.

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

The terms of this license also requires the Company to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the CRADA, and thereafter is payable on each January 1. The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments for each licensed product are $4.0 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the Company’s first sponsored human clinical study.

In addition, the Company is required to pay the NIH one-time benchmark payments following aggregate net sales of up to $1.0 billion of licensed products. The aggregate potential amount of these benchmark payments is $7.0 million. The Company must also pay the NIH royalties on net sales of products covered by the license at rates in the mid-single digits. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense. Pursuant to an amendment dated October 1, 2015, any such sublicense payment will be subject to a cap.

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

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments for each licensed product are $6.0 million, of which aggregate payments of $5.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the Company’s first sponsored Phase 1 clinical trial.

In addition, the Company is required to pay the NIH one-time benchmark payments following aggregate net sales of up to $1.0 billion of licensed products. The aggregate potential amount of these benchmark payments is $7.0 million. The Company must also pay the NIH royalties on net sales of products covered by this license at rates in the mid-single digits. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense. Any such sublicense payment is subject to a certain cap.

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

Amgen Research Collaboration and License Agreement

On December 31, 2014, the Company entered into a research collaboration and license agreement with Amgen to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets. Under the terms of the Amgen Agreement, the Company and Amgen will jointly create preclinical development plans through IND filing with the FDA for the research and development of CAR-based product candidates that target certain antigens expressed on the cell surface of various cancers. The Company and Amgen expect to progress multiple Amgen programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Amgen selected cancer target. The Company and Amgen also expect to progress multiple Company programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Company selected cancer target. Under certain circumstances, the collaboration may be expanded to include the research and development of other product candidates.

The Company received an upfront payment of $60.0 million from Amgen in February 2015 as partial consideration for the rights granted to Amgen by the Company for access to the Company platform technology and the Company undertaking preclinical development under certain programs.  Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. The Company will reimburse Amgen for the research and development costs for any Company program that progresses to an IND filing, to the extent that Amgen had previously paid the Company for any such research and development costs. Each party will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses.

The Company will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen. The Company will be eligible to receive up to $525.0 million in milestone payments for each Amgen program based on the successful completion of regulatory and commercial milestones, plus tiered high single to double digit royalties for sales and the license of the Company’s intellectual property for CAR-based product candidates. Amgen will be eligible to receive up to $525.0 million in regulatory and commercial milestone payments per Company program plus tiered single digit sales royalties. In addition, under certain circumstances, Amgen has the option to convert a Company program to an Amgen program for additional consideration.

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

During the three and nine months ended September 30, 2015, the Company recognized $5.0 million and $12.3 million of revenue under the Amgen Agreement, respectively. As of September 30, 2015, the Company had deferred revenue relating to the Amgen Agreement of $50.8 million.

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

Both companies will share overall costs, including research and development and sales and marketing expenses, and any future profits will be equally split between the companies. During the nine months ended September 30, 2015, the Company incurred $10,200 in expenses related to this collaboration.

Research, Development and Commercialization Agreement with the Leukemia & Lymphoma Society, Inc.

On June 30, 2015, the Company and LLS entered into a research, development and commercialization agreement to enhance the development of the Company’s lead product candidate, KTE-C19.  Under the agreement, LLS will contribute up to $2.5 million through its Therapy Acceleration Program to help fund the Company’s ongoing Phase 1-2 clinical trial of KTE-C19.

LLS paid the Company $0.5 million in July 2015, and the remaining funding will be provided upon reaching certain clinical milestones over the duration of the Company’s ongoing Phase 1-2 clinical trial of KTE-C19. Certain regulatory and commercial milestone payments will be made to LLS, based on the development progress of KTE-C19, or upon certain other events, including the out-licensing to a third party of the rights to develop or commercialize KTE-C19, or if the Company combines with or is sold to another company.

Under the agreement, LLS will launch a broad scope educational program focusing on CAR T-cell therapy for the treatment of blood cancers, as well as support outreach for clinical trial enrollment. The Company separately paid $0.2 million in July 2015 and will pay an additional $0.2 million each year for two years starting in 2016 to support LLS for its rollout of the education program. The Company determined that this arrangement has identifiable benefits to the Company and the payments to LLS should be recognized as expense rather than reduction of the revenue from conducting the research and development services. This education program enables the Company to access one of the country’s largest voluntary health organizations and its patients and providers’ base to improve patients’ understanding of T cell therapy as a potential treatment for blood cancers and enhance providers’ knowledge of T cell therapy including trials involving KTE-C19. The Company believes that the costs reflect the fair market value of the education program.

The Company considers its agreement with LLS to be a revenue arrangement with multiple deliverables.  The Company determined that the substantive deliverables are limited to the clinical development of KTE-C19, Research Advisory Committee (“RAC”) participation, and participating in LLS activities, which together represented a single unit of accounting. The Company deemed that the participation on the RAC is tied to the development of KTE-C19 and occurs concurrently with the research and development services. Participation on the RAC does not have a separate and stand-alone value, as it is essential to the development of KTE-C19 and the Company has sole responsibility for the research and development activities. Participation in activities for LLS are not considered to have a significant value to LLS as the participation is limited to two times per calendar year and the expected value is immaterial. The Company recorded the $0.5 million upfront payment as deferred revenue, which will be recognized as revenue over the expected development period. The Company recorded $83,333 in revenue related to the LLS upfront payment for the three month period ended September 30, 2015.

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

Employee Stock Purchase Plan

During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was $0.5 million for the nine month period ended September 30, 2015.

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

During January 2015 in accordance with the evergreen feature of the ESPP, the maximum number of common shares issuable under the ESPP was increased by 440,354 shares to 800,354 shares. During the nine months ended September 30, 2015, the Company issued 47,857 shares under the ESPP.

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

A summary of the status of the options issued under the Plan as of September 30, 2015, and information with respect to the changes in options outstanding is as follows:

		OPTIONS OUTSTANDING
				WEIGHTED-
			WEIGHTED-	AVERAGE
	SHARES	OUTSTANDING	AVERAGE	REMAINING	AGGREGATE
	AVAILABLE	STOCK	EXERCISE	CONTRACTUAL	INTRINSIC
	FOR GRANT	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Balance at January 1, 2015	1,009,150	5,338,707	$14.01	9.2	$64,704,526
Authorized under the Plans	2,201,772	—	—
Granted under the Plans	(2,292,000)	2,292,000	60.94
Exercised	—	(593,870)	5.04
Surrendered/Cancelled	317,501	(317,501)	61.72
Balance at September 30, 2015	1,236,423	6,719,336	$28.74	8.8	$193,208,251
Exercisable at September 30, 2015		1,646,817	$5.84	8.1	$82,241,859

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted during the nine months ended September 30, 2015 and 2014 included the following:

	NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014
Risk-free interest rate	1.19% - 1.93%	1.62% - 1.72%
Expected volatility	68.0% - 80.0%	74.5% - 80.0%
Stock price	$50.02 - $72.45	$1.35 - $25.50
Expected life	6 years	6 years
Expected dividend yield	0%	0%

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Stock-based compensation for the three and nine months ended September 30, 2015 and 2014 is as follows (in thousands):

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2015	2014	2015	2014
Research and development	$5,471	$1,817	$13,015	$6,623
General and administrative	5,374	1,577	13,888	4,012
Total	$10,845	$3,394	$26,903	$10,635

The weighted-average grant date fair value per share of options granted under the Plan was $39.29 for the three months ended September 30, 2015, and $17.57 for the three months ended September 30, 2014. The weighted-average grant date fair value per share of options granted under the Plan was $39.98 for the nine months ended September 30, 2015, and $7.81 for the nine months ended September 30, 2014.

As of September 30, 2015, total compensation expense not yet recognized related to stock option grants amounted to approximately $102.2 million which will be recognized over the next four years. Additionally, 1,288,822 options that were early exercised for total proceeds of $1.5 million were unvested, and were recorded as a current and long term liability, based on their vesting date, on the condensed consolidated balance sheets.

The following table summarizes information about stock options outstanding as of September 30, 2015:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
EXERCISE PRICE	TOTAL SHARES	CONTRACTUAL LIFE	EXERCISE PRICE	TOTAL SHARES	EXERCISE PRICE
0.38	283,750	6.3	$0.38	231,250	$0.38
0.70	900,814	8.1	0.70	586,959	0.70
1.35	1,118,451	8.5	1.35	431,021	1.35
6.89	766,180	8.7	6.89	157,593	6.89
17.00 - 32.56	816,341	8.9	25.93	187,560	23.98
40.30 - 51.96	849,300	9.4	50.26	30,000	51.43
53.90 - 56.12	675,000	9.4	54.29	2,226	54.47
56.99 - 64.08	699,500	9.7	62.36	20,208	63.49
64.12 - 72.42	532,500	9.4	67.34	—	—
72.45	77,500	9.8	72.45	—	—
Total	6,719,336	8.8	$28.74	1,646,817	$5.84

NOTE 10—INCOME TAXES

The Company recorded an income tax benefit of $0.5 million related to foreign currency translation, on a pre-tax loss of $63.9 million for the nine months ended September 30, 2015. The income tax benefit recognized is primarily due to gains recognized in other comprehensive income.  The Company continues to maintain a full valuation allowance on its net deferred tax assets, as it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future, and will adjust the valuation allowance as needed.

As of September 30, 2015, the Company does not have any accrued interest or penalties related to uncertain tax positions. The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the nine months ended September 30, 2015 and 2014. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 11—RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $75,000 and $75,000 for the three months ended September 30, 2015, and 2014, respectively and were $225,000 and $255,000 for the nine months ended September 30, 2015 and 2014, respectively.

In addition, from time to time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $14,393 and $6,233 for the three months ended September 30, 2015 and 2014, respectively and were $26,337 and $29,783 for the nine months ended September 30, 2015 and 2014, respectively.

As of September 30, 2015 and December 31, 2014, the Company had a payable to TRC of $89,393 and $77,988, respectively. The amounts are recorded as other current liabilities on the balance sheet. All balances owed as of December 31, 2014 were paid in full during the first quarter of 2015 and all balances owed as of September 30, 2015 were paid in full during the fourth quarter of 2015.

NOTE 12—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2015 and December 31, 2014. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Rent expense charged to operations was $0.9 million and $0.2 million for the three months ended September 30, 2015 and 2014, respectively and was $2.0 million and $0.5 million for the nine months ended September 30, 2015 and 2014, respectively. The Company receives from its landlords lease incentives related to tenant improvement allowances, and are recorded as a reduction of rent expense over the term of the respective leases. The Company has incurred expenses eligible for tenant improvement allowances related to its research and development facilities of $3.3 million, of which the Company has recorded $2.6 million within other current assets, and received cash of $0.7 million as of September 30, 2015. The Company has recorded corresponding other current deferred rent liabilities and other non-current deferred rent liabilities related to these tenant improvement allowances within the condensed consolidated balance sheets and recognized a reduction in rent expense of $0.1 million for the three and nine months ended September 30, 2015 as a result of the tenant improvement allowances.

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
$35,823

In connection with the non-compete agreements and license agreements acquired, the Company established a corresponding deferred tax liability of $3.8 million, which is included in the liabilities assumed in the table above. The Company determined that there was no meaningful in-process research and development that should be recorded related to the TCF acquisition. Further, as TCF’s operations were immaterial to the Company’s financial statements, no pro forma presentations have been made related to TCF.

The following table presents amortizable intangible assets acquired and their amortization periods (in thousands):

	Estimated	Amortization
	Fair Value	Period
Non-compete agreements	$12,400	3 Years
Licensing agreements	3,000	10 Years
	$15,400

During the three months ended June 30, 2015, one of the non-compete agreements with a non-employee Seller was terminated.  As a result, the Seller likewise forfeited the future receipt of funds due under the contingent consideration agreement. As a result, the Company reduced its non-compete agreement intangible asset by $1.1 million as well as the deferred tax liability related to the non-compete agreement by $0.3 million, and also reduced its contingent consideration liability by $1.3 million, which would no longer be payable to this Seller. This resulted in a $0.5 million adjustment that was recorded as other income within the condensed consolidated statement of operations. During the three months ended September 30, 2015 the Company recorded $0.5 million as interest expense related to contingent consideration accretion, and there were no other changes in the fair value of the contingent consideration as of September 30, 2015.

NOTE 14—SUBSEQUENT EVENTS

On October 20, 2015, the Company entered into an exclusive, worldwide patent license agreement with the NIH for intellectual property related to TCR-based product candidates directed against MAGE A3 and A3/A6 antigens for the treatment of tumors expressing MAGE, which include lung, pancreatic, gastric, and breast cancers, among others. Pursuant to the terms of the license agreement, the NIH will receive from the Company an upfront payment and certain clinical, regulatory, and sales milestone payments, as well as royalties on net sales of products covered by the license.

On October 26, 2015, the Company entered into a license and research agreement with Alpine Immune Sciences, Inc. (“AIS”) pursuant to which AIS granted the Company an exclusive, worldwide license to research, develop and commercialize engineered autologous T cell therapies incorporating two programs from AIS’ transmembrane immunomodulatory protein (“TIP™”) technology.

Under the terms of the agreement, AIS will conduct initial research to deliver two program TIPs with certain pre-defined characteristics. The Company will then conduct further research on the program TIPs with the goal of demonstrating proof-of-concept. If successful, the Company would further engineer the program TIPs into certain CAR and TCR product candidates that would potentially enhance anti-tumor response.

Pursuant to the agreement, the Company will pay AIS a $5.0 million upfront payment and additional payments to support AIS’ research. AIS will be eligible to receive up to $530.0 million in total milestone payments based on the successful completion of research, clinical and regulatory milestones relating to both program TIPs. At the Company’s option, a portion of the milestones may be paid in shares of the Company’s common stock. AIS will also be eligible to receive a low single digit royalty for sales on a licensed product-by-licensed product and country-by-country basis, until the later of (i) the date on which the licensed product is no longer covered by certain intellectual property rights, and (ii) a defined term from the first commercial sale of the licensed product.

The Company may terminate the agreement with prior written notice after a defined research term. Either party may also terminate the agreement upon certain insolvency events of the other party, or with written notice upon material breach by the other party, if such breach has not been cured within a defined period of receiving such notice.

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

OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to target and kill cancer cells. We do this using our engineered autologous cell therapy, or eACT, which we believe is a market-redefining approach to the treatment of cancer. eACT involves the genetic engineering of T cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs. These modified T-cells are designed to recognize and destroy cancer cells.

We are currently conducting a company-sponsored multicenter Phase 1-2 clinical trial (ZUMA-1) for our lead product candidate KTE-C19, a CAR-based therapy, in patients with refractory diffuse large B cell lymphoma, or DLBCL, including primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin’s lymphoma, or NHL.  If we believe the data are compelling, we plan to discuss with the U.S. Food and Drug Administration, or FDA, the filing of a Biologics License Application, or BLA, for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL.

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

Recent Developments

The following summarizes significant clinical trial and corporate developments since September 30, 2015:

●

In November 2015, we opened enrollment for the Phase 2 portion of the ZUMA-1 trial and plan to present top-line data from the Phase 1 portion of the trial at the American Society of Hematology Annual Meeting in December 2015.  In addition, we opened for enrollment a company-sponsored multi-center Phase 2 clinical trial (ZUMA-2) for KTE-C19 in patients with relapsed/refractory mantle cell lymphoma, or MCL.  We also plan to begin in 2015, under a separate company investigational new drug application, or IND, a Phase 1-2 clinical trial for KTE-C19 in adult patients with relapsed/refractory acute lymphoblastic leukemia, or ALL, and a Phase 1-2 clinical trial for KTE-C19 in pediatric patients with relapsed/refractory ALL. If we believe the data are compelling, we plan to pursue FDA approval for the additional indications.

●

In October 2015, we entered into a license and research agreement with Alpine Immune Sciences, Inc., or AIS, pursuant to which AIS granted us an exclusive, worldwide license to research, develop and commercialize engineered autologous T cell therapies incorporating two programs from AIS’ transmembrane immunomodulatory protein technology.

●

In October 2015, we entered into a patent license agreement with the National Institutes of Health, or NIH.  Pursuant to the license, we hold an exclusive, worldwide license to certain intellectual property related to TCR-based product candidates that target MAGE A3 and A3/A6 antigens.

OUR RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS

Pursuant to the CRADA, we have an exclusive option to negotiate commercialization licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plan.  We currently have four patent license agreements with the NIH for intellectual property relating to various TCR-based product candidates and a CAR-based product candidate.  We also have a license agreement with Cabaret Biotech Ltd., or Cabaret, and its founder relating to intellectual property and know-how owned or licensed by Cabaret and relating to CAR constructs that encompass KTE-C19. We have also entered into a research collaboration and license agreement, or Amgen Agreement, with Amgen Inc., a collaboration agreement with bluebird bio, Inc. and a license and research agreement with AIS.

For additional information regarding the CRADA and our license agreements, see Note 6 and Note 14 to our condensed consolidated financial statements appearing elsewhere in this Form 10-Q.

COMPONENTS OF OPERATING RESULTS

Revenues

To date, our revenue has been limited to a portion of the upfront payment we received under the Amgen Agreement, reimbursed research and development costs relating to the Amgen targets and a portion of the upfront payment we received under a research, development and commercialization agreement with the Leukemia & Lymphoma Society, Inc. We received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. We will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. We will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen.

We applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the Amgen Agreement. In accordance with this guidance, the $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a four-year period. In addition, the Amgen research funding, which is due as the related services are performed under the Amgen Agreement, is recorded as revenue on a time and material basis, with the relating costs recorded as research and development expense in the condensed consolidated statements of operations.

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

During the three and nine months ended September 30, 2015, we recognized $5.0 million and $12.3 million of revenue under the Amgen Agreement, respectively. As of September 30, 2015, we had deferred revenue relating to the Amgen Agreement of $50.8 million.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as we continue to conduct our ZUMA-1 and ZUMA-2 clinical trials of KTE-C19 and seek to conduct additional studies.  We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates. However, it is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

The duration, costs and timing of clinical trials and development of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

●	per patient trial costs;
●	the number of patients that participate in the trials;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible patients;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring or other studies requested by regulatory agencies;
●	the duration of patient follow-up; and
●	the efficacy and safety profile of the product candidates.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended September 30, 2015 and 2014

The following table sets forth our results of operations for the three months ended September 30, 2015 and 2014:

	THREE MONTHS
	ENDED SEPTEMBER 30,		CHANGE
	2015	2014	$
	(unaudited, in thousands)
Revenue	$5,087	$—	$5,087
Costs and expenses:
Research and development	21,727	5,716	16,011
General and administrative	11,135	3,385	7,750
Total costs and expenses	32,862	9,101	23,761
Loss from operations	(27,775)	(9,101)	(18,674)
Other income (expense):
Interest income	342	61	281
Interest expense	(451)	—	(451)
Other income	(49)	(11)	(38)
Total other income (expense)	(158)	50	(208)
Loss before income taxes	(27,933)	(9,051)	(18,882)
Benefit from income taxes	491	—	491
Net loss	$(27,442)	$(9,051)	$(18,391)

Revenue

Revenue was $5.1 million and $0 for the three months ended September 30, 2015 and 2014, respectively. The increase in revenue during this period of $5.1 million was primarily due to revenue recognized under the Amgen Agreement.

Research and Development Expenses

Research and development expenses were $21.7 million and $5.7 million for the three months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses during this period of $16.0 million was primarily due to:

●	$4.2 million in costs related to our eACT development program and Amgen pre-clinical development program;
●	$3.8 million of expenses related to clinical manufacturing, facilities, depreciation, travel, and other expenses;
●	$3.7 million of stock based compensation expense related to increased research and development staff and consultants;
●	$3.2 million in compensation expense related to increased research and development staff and consultant costs; and
●	$1.1 million in costs related to our Kite Pharma EU operations.

General and Administrative Expenses

General and administrative expenses were $11.1 million and $3.4 million for the three months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses during this period of $7.7 million was primarily due to:

●	$3.8 million of stock based compensation expense related to increased general and administrative staff and consultants;
●	$3.0 million of expenses related to increased personnel costs, including employees and professional fees; and
●	$0.9 million of expense related to license obligations.

Interest Expense

Interest expense was $0.5 and $0 million for the three months ended September 30, 2015 and 2014, respectively. The increase in interest expense during this period of $0.5 million was primarily due to the accretion of the contingent consideration recorded as a result of the acquisition of TCF, as further described under Note 13 to our financial statements appearing elsewhere in this Form 10-Q.

Comparison of the Nine Months Ended September 30, 2015 and 2014

The following table sets forth our results of operations for the nine months ended September 30, 2015 and 2014:

	NINE MONTHS
	ENDED SEPTEMBER 30,		CHANGE
	2015	2014	$
	(unaudited, in thousands)
Revenue	$12,371	$—	$12,371
Costs and expenses:
Research and development	47,576	15,232	32,344
General and administrative	30,080	8,172	21,908
Total costs and expenses	77,656	23,404	54,252
Loss from operations	(65,285)	(23,404)	(41,881)
Other income (expense):
Interest income	1,307	129	1,178
Interest expense	(456)	(6,266)	5,810
Other income	521	(10)	531
Total other income (expense)	1,372	(6,147)	7,519
Loss before income taxes	(63,913)	(29,551)	(34,362)
Benefit from income taxes	491	—	491
Net loss	$(63,422)	$(29,551)	$(33,871)

Revenue

Revenue was $12.4 million and $0 for the nine months ended September 30, 2015 and 2014, respectively. The increase in revenue during this period of $12.4 million was primarily due to revenue recognized under the Amgen Agreement.

Research and Development Expenses

Research and development expenses were $47.6 million and $15.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in research and development expenses during this period of $32.4 million was primarily due to:

●	$8.8 million in costs related to our eACT development program and Amgen pre-clinical development program;
●	$7.7 million of expenses related to clinical manufacturing, facilities, depreciation, travel, and other expenses;
●	$7.1 million in compensation expense related to increased research and development staff and consultant costs;
●	$6.4 million of stock based compensation expense related to increased research and development staff and consultants; and
●	$2.4 million in costs related to our Kite Pharma EU operations.

General and Administrative Expenses

General and administrative expenses were $30.1 million and $8.2 million for the nine months ended September 30, 2015 and 2014, respectively. The increase in general and administrative expenses during this period of $21.9 million was primarily due to:

●	$9.9 million of stock based compensation expense related to increased general and administrative staff and consultants;
●	$8.0 million of expenses related to increased personnel costs, including employees and professional fees;
●	$2.3 million of expenses related to license obligations; and
●	$1.3 million related to corporate expenses, occupancy and travel expenses.

Interest Expense

Interest expense was $0.5 and $6.3 million for the nine months ended September 30, 2015 and 2014, respectively. The decrease in interest expense during this period of $5.8 million was primarily due to the beneficial conversion feature on the 2014 Notes, as further described under Note 7 to our financial statements appearing elsewhere in this Form 10-Q, partially offset by $0.5 million in accretion related to the contingent consideration recorded in connection with the acquisition of TCF, as further described in Note 13 to our financial statements appearing elsewhere in this Form 10-Q.

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

As of September 30, 2015, we had $173.0 million in cash and cash equivalents, and $195.6 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have incurred losses since our inception in 2009 and, as of September 30, 2015, we had an accumulated deficit of $121.4 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2015	2014
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$6,890	$(12,418)
Investing activities	(72,760)	(117,978)
Financing activities	29,420	187,061
Effect of exchange rate changes on cash	117	—
Net change in cash and cash equivalents	$(36,333)	$56,665

Operating activities

Net cash provided by operating activities was $6.9 million during the nine months ended September 30, 2015 as compared to $12.4 million in cash used in operating activities during the nine months ended September 30, 2014. The increase of net cash provided by operating activities of $19.3 million between the nine months ended September 30, 2015 and 2014 was primarily the result of cash received from Amgen as an upfront payment related to the Amgen Agreement, offset by increased operating expenses due to additional headcount, facilities related costs, and payments made under the Cabaret license and other research and development and clinical activities.

Investing Activities

Net cash used in investing activities was $72.8 million during the nine months ended September 30, 2015 as compared to $118.0 million of cash used in investing activities during the nine months ended September 30, 2014. The decrease in cash used in investing activities of $45.2 million between the nine months ended September 30, 2015 and 2014 was primarily the result of transactional activity related to our marketable securities portfolio, as well as cash used to fund the acquisition of TCF.

Financing Activities

Net cash provided by financing activities was $29.4 million during the nine months ended September 30, 2015 as compared to $187.1 million in cash provided by financing activities during the nine months ended September 30, 2014. The decrease in cash provided by financing activities of $157.7 million between the nine months ended September 30, 2015 and 2014 was primarily the result of the initial public offering in June 2014, partially offset by the underwriters’ exercise in full of their over-allotment option from the follow-on offering during the nine months ended September 30, 2015.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

For our contractual obligations and commitments as of December 31, 2014, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” in our Annual Report.  The below items are the significant contractual obligations and commitments that arose during the nine months ended September 30, 2015.

On January 26, 2015, we entered into a lease agreement for the lease of approximately 18,000 square feet in Santa Monica, California. The lease has a 10-year term commencing on February 1, 2015. Upon certain conditions, we have two options to extend the lease each for an additional five years. We are required to remit base rent of $45,540 per month, which will increase at a rate of 3% per year. We expect to use the newly leased space for manufacturing and processing of engineered autologous cell therapy, research and development and offices.

On February 17, 2015, we entered into a lease agreement for the lease of approximately 43,500 square feet in El Segundo, which is adjacent to Los Angeles International Airport. The lease has a 10-year and seven month term commencing on January 1, 2016. Upon certain conditions, we have two options to extend the lease, each for an additional five years. We paid $124,183 upon execution of the lease and are required to remit base rent of $124,183 per month, or $2.85 per square foot, which will increase at a rate of 3% per year. The monthly installments will be abated for the months of February 2016, January and February 2017, January 2018, January 2019,

January 2020 and January 2021. We also have an option to expand the lease for an additional 17,000 square feet at the same rent per square foot as the base premises, which option must be exercised prior to July 1, 2017.

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

During the nine months ended September 30, 2015, we commenced engineering, construction and validation activities related to the expansion of our clinical and commercial manufacturing facilities. As of September 30, 2015, we had incurred $8.5 million of costs for construction related activities to support our clinical manufacturing and commercial manufacturing facilities.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2015, we had $173.0 million in cash and cash equivalents, and $195.6 million in marketable securities. We generally hold our cash in interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We are also exposed to foreign currency exchange rate risk relating to our funding of our European subsidiary, Kite Pharma EU.  Our balance sheet as of September 30, 2015 includes cash and cash equivalent balances of $1.0 million denominated in Euros.  We do not participate in any foreign currency hedging activities.  A hypothetical 10% increase (decrease) in the value of the Euro would result in a foreign currency translation effect of $0.1 million which would be recorded to other comprehensive income. Future changes in the U.S. dollar and Euro exchange rate may result in future recognition of exchange rate losses or higher than expected operating expenses as we fund the operations of our subsidiary.  We did not recognize exchange rate loss during the nine months ended September 30, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2015, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) occurred during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2014 and 2013, we reported a net loss of $42.6 million and $6.4 million, respectively. For the three months ended September 30, 2015 and 2014, we reported a net loss of $27.4 million and $9.1 million, respectively. For the nine months ended September 30, 2015 and 2014, we reported a net loss of $63.4 million and $29.6 million, respectively. As of September 30, 2015, we had an accumulated deficit of $121.4 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
●

Using medicines to manage adverse side effects of eACT, such as tocilizumab and corticosteroids, which may not adequately control the side effects or may have a detrimental impact on the efficacy of the treatment;

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

In addition, we expect to use a manufacturing and processing approach to the engineering of T cells that is based on the original approach used by our collaborator, the National Cancer Institute, or NCI. While the NCI is using CAR- and TCR-based therapies in a Phase 2 clinical trial and in Phase 1-2a clinical trials that we are funding under a Cooperative Research and Development Agreement, or CRADA, we cannot be sure that our engineered T cell therapy will obtain the same safety and efficacy results as those obtained by the NCI using its own original production methods.

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

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*

We expect that with the early clinical work performed by the NCI pursuant to the CRADA and the additional research we are performing in-house, including pursuant to the Amgen Agreement, we may assess the filing with the FDA of a number of INDs over the next several years. We expect to submit an IND for a second product candidate, a TCR-based product candidate targeting the HPV-16 E6 antigen, in the first half of 2016, and an IND for a CAR product candidate researched under the Amgen Agreement by the end of 2016.  However, our timing of filing on the TCR product candidate will be primarily dependent on receiving human proof-of-

concept data from the NCI’s clinical trials and our timing of filing on all product candidates is subject to further research. We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For instance, the FDA may not allow us to use the NCI clinical trial data to support our INDs if we cannot demonstrate the comparability of our eACT with the therapy used by the NCI in its clinical studies. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

We have limited experience as a company conducting clinical trials.*

While we are currently conducting clinical trials of KTE-C19, all of the other preclinical and clinical trials relating to our product candidates have been and are being conducted by the NCI. Although we have recruited a team that has significant experience with clinical trials, we have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time or if the planned clinical trials will begin or be completed on time, if at all. Large-scale trials would require significant additional financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

Monitoring of patient safety in our ongoing and planned sponsored multicenter clinical trials will be more challenging than the monitoring currently being done by the NCI, which could adversely affect our ability to obtain regulatory approval.*

The NCI is a center of excellence for clinical trials in cancer patients, with a large group of experienced staff and a clinical trial support system. Patients enrolled in the NCI clinical trials are generally hospitalized for extended periods of time for dedicated observation, and there is a ready availability of specialized health care professionals and intensive care unit beds if necessary.  For our ongoing clinical trials of KTE-C19 and in our planned sponsored multicenter clinical trials of KTE-C19 and other product candidates, we have and expect to contract with universities and academic centers experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, the extent of patient observation and the appropriate treatment of toxicities may not be as optimal as is currently being done at the NCI, whether due to personnel changes, inexperience, changes of shift, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. Medicines used at sites to help manage adverse side effects of KTE-C19, such as tocilizumab and corticosteroids, may not adequately control the side effects or may have a detrimental impact on the efficacy of the treatment.

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

In the NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy, when the patients received the CAR T cells, all of them had low blood counts due to the chemotherapy conditioning regimen. While the trial is ongoing, most prominent acute toxicities have included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure and kidney dysfunction. Most patients also experienced toxicity of the central nervous system, such as ataxia, confusion, somnolence and speech impairment. There have been life threatening events related to cytokine release syndrome and toxicities of the central nervous system. Some of these events required intense medical intervention such as intubation or pressor support. Several patients have died, but the deaths were not attributed to the CAR T cells. In addition, in the NCI Phase 1 clinical trial of pediatric or young adult patients with relapsed/refractory acute lymphoblastic leukemia, infusion of anti-CD19 CAR T cells was associated with significant, acute toxicities, including febrile neutropenia, cytokine release syndrome, chemical laboratory abnormalities, low blood counts and transient neurological deficits.

As an anti-CD19 CAR T cell therapy, we expect KTE-C19 to cause similar toxicities as the therapy in the NCI clinical trials and we plan to present top-line data from the Phase 1 portion of the trial at the American Society of Hematology Annual Meeting in December 2015. Patients in the NCI clinical trials of the CAR-based product candidate targeting the EGFRvIII antigen and the TCR-based product candidates are expected to receive high dose Interleukin-2, which is associated with toxicities such as capillary leak syndrome, hypotension, impaired kidney and liver function, and mental status changes.

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

●	the patient eligibility criteria defined in the protocol;
●	the size of the patient population required for analysis of the trial’s primary endpoints;
●	the proximity of patients to study sites;
●	the design of the trial;
●	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
●	our ability to obtain and maintain patient consents; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before the manufacturing of KTE-C19 or trial completion.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or third line therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, KTE-C19, to initially target a small patient population that suffers from aggressive non-Hodgkin lymphomas, or NHL, and acute lymphoblastic leukemia, or ALL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

KTE-C19 has received orphan drug status, and we plan to seek breakthrough therapy designation for KTE-C19, but we may be unable to obtain breakthrough therapy designation or maintain the benefits associated with orphan drug status, including market exclusivity.*

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full Biologics License Application, or BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. In 2012, the FDA established a Breakthrough Therapy Designation which is intended to expedite the development and review of products that treat serious or life-threatening conditions.

We have received orphan drug status for KTE-C19 for the treatment of DLBCL, but exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.  The European Commission has also granted KTE-C19 orphan drug designation for the treatment of DLBCL, and we have received positive opinions from the European Medicines Agency Committee for Orphan Medicinal Products recommending KTE-C19 for designation as an orphan medicinal product for the treatment of PMBCL, ALL, mantle cell lymphoma, or MCL, chronic lymphocytic leukemia/small lymphocytic lymphoma, and follicular lymphoma. The designation may provide ten years of market exclusivity in Europe, but is subject to certain limited exceptions.

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

We have leased approximately 18,000 square feet near our headquarters in Santa Monica, California, which we expect to use as our clinical manufacturing facility and have also leased approximately 43,500 square feet in El Segundo, California to develop our commercial manufacturing facility. While we have completed construction of our clinical manufacturing facility, the commercial facility requires substantial improvements and we do not yet have sufficient information to reliably estimate the cost of the clinical and commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product. In addition, the commercial manufacturing facility we develop will require FDA approval, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with current good manufacturing practices, or cGMPs, and other government regulations.

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

A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.*

We plan to initiate a clinical program for KTE-C19 in Europe in 2016 and ultimately seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

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

We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.*

As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to continue to add managerial, operational, sales, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop, alone or with corporate collaborators. Our insurance policies may also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. While we have obtained clinical trial insurance for our clinical trials of KTE-C19, we may have to pay amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes will be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2014 we have U.S. net operating loss carryforwards of approximately $32.2 million. As a result of our private placements and our initial public offering, we have triggered two “ownership changes.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which will result in increased future tax liability to us.

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

At September 30, 2015, we had approximately $173.0 million of cash and cash equivalents and $195.6 million of marketable securities. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2015, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The FDA's review of our data of our ongoing clinical trials of KTE-C19 may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials of KTE-C19, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.*

We are currently conducting a Phase 1-2 clinical trial of KTE-C19 in patients with refractory DLBCL, PMBCL and TFL. We are also conducting a Phase 2 clinical trial of KTE-C19 in patients with relapsed/refractory MCL.  If the results are sufficiently compelling, we intend to discuss with the FDA filing a BLA for approval of KTE-C19 for the treatment of refractory DLBCL, PMBCL and TFL, and relapsed/refractory MCL. However, the general approach for FDA approval of a new biologic or drug is dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We believe our accelerated approval strategy is warranted given the limited alternatives for patients with refractory DLBCL, PMBCL and TFL, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since eACT represents a novel and personalized treatment.

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

We have several license agreements, including with Cabaret Biotech Ltd., or Cabaret, and Dr. Zelig Eshhar, the NIH, Amgen Inc. and Alpine Immune Sciences, Inc. These licenses may be terminated upon certain conditions, as further described under “Item 1. Business—Our Research and Development and License Agreements” in our Annual Report. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates.  In addition, Cabaret in-licenses some of the intellectual property rights it is licensing to us.  To the extent Cabaret fails to meet its obligations under its license agreement, which we are not in control of, we may lose the benefits of our license agreement with Cabaret.

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

If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market.*

We rely upon a combination of patents, trade secret protection and license agreements to protect the intellectual property related to our technologies. Any disclosure to or misappropriation by third parties of our confidential proprietary information could enable competitors to quickly duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, for example through inter partes review, or IPR, post-grant review or ex parte reexamination before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions, which may result in such patents being narrowed, invalidated or held unenforceable. Even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. United States patent applications containing a claim not entitled to a priority date before March 16, 2013 are subject to the "first to file" system implemented by the America Invents Act (2012). This first to file system will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for United States applications in which all claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third-party or instituted by the USPTO, to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.*

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may give rise to claims of infringement of the patent rights of others. Third parties may assert that we are employing their proprietary technology without authorization. We are aware of a U.S. patent held by a third party relating to certain CAR compositions of matter. Generally, conducting clinical trials and other development activities in the United States is not considered an act of infringement. If and when KTE-C19 or another CAR-based product candidate is approved by the FDA, that certain third party may then seek to enforce its patent by filing a patent infringement lawsuit against us. On August 13, 2015, we filed a petition with the USPTO for IPR of this patent.  While we do not believe that any claims of such patent that could otherwise materially adversely affect commercialization of our CAR-based product candidates, if approved, are valid and enforceable, we may be incorrect in this belief, or we may not be able to prove it in such IPR or litigation.  In litigation, for example, patents issued in the U.S. by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. In IPR proceedings, such presumption of validity does not apply, and the evidentiary standard is by a “preponderance of the evidence.”  Additionally, there may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business.

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

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.*

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include IPR, ex parte re-examination and post grant review in the United States, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.*

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of September 30, 2015, our executive officers, directors, and 10% stockholders beneficially owned approximately 37.9% of our voting stock, a significant portion of which is beneficially owned by Arie Belldegrun, our President, Chief Executive Officer and Chairman. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.*

As a public company, we operate in an increasingly demanding regulatory environment, including with respect to more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We expect to have to comply with Section 404 at December 31, 2015 and our testing, and the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

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

As of September 30, 2015, we estimate that $9.5 million of the net proceeds from our IPO have been utilized to fund our KTE-C19 clinical programs and working capital, including general operating expenses, as further described under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-Q.

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

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Kite Pharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 001-36508).
(2)	Incorporated by reference to Kite Pharma, Inc.’s Registration Statement on Form S-1 (File No. 333-196081), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE PHARMA, INC.
November 12, 2015	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer
November 12, 2015	By:	/s/ Cynthia M. Butitta
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer