Form 10-K
period 2015-12-31
Kite Pharma, Inc.
filed 2016-02-29
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant based on the closing price of the registrant’s common stock as reported on The NASDAQ Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second quarter, was $1,863 million.

As of February 23, 2016, there were 48,839,557 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
●

the ability and willingness of the National Cancer Institute, or the NCI, to continue research and development activities relating to our engineered autologous cell therapy, or eACT, pursuant to the Cooperative Research and Development Agreements, or CRADAs, with the U.S. Department of Health and Human Services, as represented by the NCI;

●

our ability to obtain and maintain regulatory approval of KTE-C19 and any other product candidates, and any related restrictions, limitations and/or warnings in the label of an approved product candidate;

●

the ability to license additional intellectual property relating to a product candidate targeting the EGFRvIII antigen from a third party and relating to additional product candidates from the National Institutes of Health and to comply with our existing license agreements;

●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	the commercialization of our product candidates, if approved;
●	our plans and ability to research, develop and commercialize our product candidates, including under our research collaboration with Amgen Inc.;
●	our ability to attract collaborators with development, regulatory and commercialization expertise;
●

our ability to integrate T-Cell Factory B.V., or TCF, a Dutch company we acquired in March 2015, and our ability to potentially significantly expand our pipeline of TCR-based product candidates using TCF’s proprietary TCR-GENErator technology platform;

●	future agreements with third parties in connection with the commercialization of our product candidates and any other approved product;
●	the size and growth potential of the markets for our product candidates, and our ability to serve those markets;
●	the rate and degree of market acceptance of our product candidates;
●	regulatory developments in the United States and foreign countries;
●	our ability to develop, validate and utilize our own clinical manufacturing facility and commercial manufacturing facility;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing therapies that are or may become available;
●	our ability to attract and retain key scientific or management personnel;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
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

PART I

Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to target and kill cancer cells. We do this using our engineered autologous cell therapy, or eACT, which we believe is a transformational approach to the treatment of cancer. eACT involves the genetic engineering of T cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs. These modified T cells are designed to recognize and destroy cancer cells.

Immuno-oncology, which utilizes a patient’s own immune system to combat cancer, is one of the most actively pursued areas of research by biotechnology and pharmaceutical companies today. Interest and excitement for immuno-oncology is driven by recent, compelling efficacy data in cancers with historically bleak outcomes and the potential to achieve a cure, or functional cure, for some patients. We believe eACT presents a promising innovation in immunotherapy. eACT has been developed through our collaboration with the National Cancer Institute, or the NCI, where the program is led by Steven A. Rosenberg, M.D., Ph.D., a recognized pioneer in immuno-oncology. Our Founder, Chairman and Chief Executive Officer, Arie Belldegrun, M.D., FACS, in addition to his prior roles at Agensys, Inc. and Cougar Biotechnology, Inc., also has significant experience in this field dating back to his time at the NCI as a research fellow in surgical oncology and immunotherapy with Dr. Rosenberg.

A patient’s immune system, particularly T cells, is thought to play an important role in identifying and killing cancer cells. eACT involves modifying a patient’s T cells outside the patient’s body, or ex vivo, causing the T cells to express CARs or TCRs, and then reinfusing the engineered T cells back into the patient. CARs can recognize native cancer antigens that are part of an intact protein presented on the cancer cell surface. TCRs broaden the therapeutic approach by recognizing fragments on the cancer cell surface derived from intracellular proteins. By combining both CAR and TCR approaches, we have generated a broad portfolio of product candidates to target both solid and hematological tumors.

Our Pipeline

We are currently conducting four company-sponsored pivotal studies of our lead product candidate, KTE-C19, a CAR-based therapy. We are conducting a Phase 2 clinical trial (ZUMA-1) of KTE-C19 in patients with refractory diffuse large B cell lymphoma, or DLBCL, including primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin lymphoma, or NHL. We are also conducting a Phase 2 clinical trial (ZUMA-2) of KTE-C19 in patients with relapsed/refractory mantle cell lymphoma, or MCL, a Phase 1-2 clinical trial (ZUMA-3) of KTE-C19 in adult patients with relapsed/refractory acute lymphoblastic leukemia, or ALL, and a Phase 1-2 clinical trial (ZUMA-4) of KTE-C19 in pediatric patients with relapsed/refractory ALL.

In December 2015, the U.S. Food and Drug Administration, or FDA, granted breakthrough therapy designation status to our lead product candidate, KTE-C19, for the treatment of patients with refractory DLBCL, PMBCL and TFL. Breakthrough therapy designation is granted by the FDA to expedite the development and review of new therapies to treat serious or life-threatening conditions. The criteria for breakthrough therapy designation require preliminary clinical evidence that demonstrates the therapy may have substantial improvement on at least one clinically significant endpoint over available therapy. This designation conveys all fast track program features, as well as more intensive FDA guidance on an efficient drug development program and eligibility for rolling review and priority review.

KTE-C19 has also been granted orphan drug designation by the FDA to treat DLBCL and by the European Commission to treat DLBCL, PMBCL, ALL, MCL, chronic lymphocytic leukemia, or CLL, small lymphocytic lymphoma, and follicular lymphoma, or FL. The FDA designation may provide seven years of market exclusivity in the United States and the European Commission designation may provide 10 years of market exclusivity in Europe, each subject to certain limited exceptions. However, the U.S. and European orphan drug designations do not convey any advantages in, or shorten the duration of, the regulatory review or approval process.

We also have two Cooperative Research and Development Agreements, or CRADAs, with the U.S. Department of Health and Human Services, as represented by the NCI, through which we are funding the research and development of eACT-based product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies. Under the CRADAs, we have an exclusive option to negotiate commercial licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR-and TCR-based product candidates developed in the course of the CRADA research plans.  Since entering into the first CRADA in August 2012, or 2012 CRADA, we have secured multiple commercial license agreements with the NIH for intellectual property relating to TCR-based product candidates targeting certain SSX2, NY-ESO-1, HPV and MAGE antigens and for a CAR-based product candidate targeting EGFRvIII.

In addition, we have a Research Collaboration and License Agreement with Amgen Inc., or Amgen, pursuant to which we expect to develop and commercialize additional CAR-based product candidates directed against various targets contributed to the collaboration by Amgen.

Our clinical trials of KTE-C19, and those being conducted in collaboration with the NCI and Amgen, are summarized below. The NCI filed the investigational new drug applications, or INDs, with the FDA in order to conduct the ongoing clinical trials of the CAR- and TCR-based product candidates other than KTE-C19. We will have to submit separate INDs to conduct our own clinical trials relating to these product candidates.

CHIMERIC ANTIGEN RECEPTOR (CAR)
PRE-IND
PHASE 1
PHASE 2
KTE-C19 DLBCL, PMBCL, TFL (ZUMA-1)
KTE-C19 MCL (ZUMA-2)
KTE-C19 Adult ALL (ZUMA-3)
KTE-C19 Pediatric ALL (ZUMA-4)
KTE-C19 FL
KTE-C19 CLL
Human Anti-CD19 Heme malignancies
EGFRVIII Glioblastoma
Amgen Multi-Target Collaboration
Heme malignancies/Solid tumors
T CELL RECEPTOR (TCR)
PRE-IND
PHASE 1
PHASE 2
NY-ESO-1 Solid tumors
MAGE A3/A6 Solid tumors
MAGE A3 Solid tumors
HPV-16 E6 Cervical and head & neck cancer
HPV-16 E7 Cervical and head & neck cancer
SSX2 Solid tumors
KRAS KRAS mutation tumors
NEO ANTIGENS Solid tumors

Recent Developments

2016 CRADA

On January 4, 2016, we entered into our second CRADA, or 2016 CRADA, for the research and clinical development of a fully human anti-CD19 CAR-based product candidate for the treatment of B cell lymphomas and leukemias. Under the 2016 CRADA, we are collaborating with James N. Kochenderfer, M.D., an investigator in the Experimental Transplantation and Immunology Branch of the NCI, to evaluate this product candidate in a Phase 1 clinical study.  In addition, the 2016 CRADA will focus on the development of next-generation CAR programs directed against other novel antigens for the treatment of B cell lymphomas and leukemias.  We will also continue to advance multiple CAR and TCR programs under the 2012 CRADA entered into with the Surgery Branch of the NCI, led by Dr. Rosenberg.

Our Strategy

Our goal is to be the leader in immuno-oncology across multiple therapeutic indications. To achieve this, we are developing a pipeline of eACT-based product candidates for the treatment of advanced solid and hematological malignancies. Key elements of our strategy are to:

Rapidly advance KTE-C19 through clinical development.

We have four ongoing company-sponsored pivotal studies of KTE-C19. We plan to report interim Phase 2 data from ZUMA-1 in the second half of 2016. If the interim results are sufficiently compelling, we intend to discuss with the FDA submitting a Biologics License Application, or BLA, for accelerated approval of KTE-C19 for the treatment of refractory DLBCL, PMBCL and TFL. Subject to the interim results and discussions with the FDA, we plan to submit the BLA at the end of 2016. If approved, we plan to commercially launch KTE-C19 in 2017.  We plan to report data from ZUMA-2 and the Phase 2 portions of ZUMA-3 and ZUMA-4 in 2017. If we believe the data are compelling, we plan to pursue FDA approval for these additional indications.  Assuming positive data from the current ZUMA program, we expect to conduct additional ZUMA studies of KTE-C19 in 2017 for the treatment of FL, CLL and in earlier lines of DLBCL.

The FDA may grant accelerated approval for product candidates for serious conditions that fill an unmet medical need based on a surrogate or intermediate clinical endpoint, including tumor shrinkage, because such shrinkage could provide a real clinical benefit to patients. Assuming compelling data, we believe our accelerated approval strategy of submitting a BLA at the end of 2016 on interim data is warranted, given the limited alternatives for patients with refractory, aggressive NHL. Even if accelerated approval is granted, confirmatory trials are commonly required and we expect to discuss our plans to fulfill our requirements to convert any accelerated approval to regular approval with the FDA.

We also expect to expand the ZUMA clinical program to Europe in 2016.

Advance multiple TCR-based product candidates to target solid tumors.

We believe the advancement of TCR-based product candidates that target solid tumors will increase the cancer population coverage and allow us to leverage the expected manufacturing and development capabilities relating to KTE-C19. We plan to file an IND relating to a TCR-based product candidate targeting a MAGE antigen by the end of 2016.

We also plan to continue to exclusively license and develop a portfolio of TCR-based product candidates targeting various cancers based on data from the NCI clinical trials that we are funding under the CRADAs. In addition, we believe that our European subsidiary, Kite Pharma EU B.V., or Kite Pharma EU, has the potential to significantly expand our pipeline of TCR-based product candidates. Using its proprietary TCR-GENErator technology platform, we believe Kite Pharma EU can rapidly and systematically discover tumor-specific TCRs. We believe this platform could generate a TCR-based product candidate that could enter the clinic as early as 2017.

We plan to develop a TCR-based product portfolio that targets specific antigens expressed by cancer cells irrespective of where the cancer originates. As a result, we believe this approach may allow for regulatory approvals of our personalized TCR-based product candidates without respect to cancer cell origin.

Continue to leverage our collaborations to selectively identify and advance additional product candidates.

We plan to advance multiple additional eACT-based product candidates under our collaborations, including with Amgen, bluebird bio, Inc., Alpine Immune Sciences, Inc., or AIS, the Netherlands Cancer Institute, or NKI, and Leiden University Medical Center.  We expect an IND to be filed for a CAR-based product candidate researched under the Amgen Agreement by the end of 2016.

In addition, our collaborations with the NCI provide us the opportunity to license products for oncology development based on human proof-of-concept data rather than preclinical animal data alone. We believe this approach significantly reduces the risk in our development programs. We plan to select products for development based on a favorable benefit-to-risk ratio and clinical proof-of-concept established by the NCI. Each CRADA has a five-year term, and may be terminated earlier by the NCI.

In addition, we may in-license, acquire, or invest in complementary businesses, technologies, products or assets to further expand our portfolio of eACT-based product candidates or to complement our eACT-based product candidates.

Establish commercialization and marketing capabilities of current and future pipeline products.

We anticipate that our commercial manufacturing facility in El Segundo, which is adjacent to Los Angeles International Airport, will be operational to support the planned commercial launch of KTE-C19 in 2017.  We intend to build a fully operational commercial organization to commercialize KTE-C19. We expect to partner with the transplant and lymphoma referral centers in the United States. We may also selectively partner with third parties to commercialize and market any approved product candidates outside the United States.

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

eACT involves genetically engineering T cells to express cancer-specific receptors as illustrated below.

The T cell engineering process that we have developed takes approximately two weeks from collection of the patient’s white blood cells to site delivery for infusion of the engineered T cells back to the patient. We provide eACT to patients in our clinical trials after they receive a short chemotherapy conditioning regimen, which is intended to improve the survival and proliferative capacity of the newly infused T cells.

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

T cells engineered with CARs or TCRs can proliferate inside a patient and have the potential to infiltrate the microenvironment of a solid cancer mass, killing large numbers of cancer cells. Furthermore, we believe T cells engineered with CARs or TCRs can potentially overcome several mechanisms of tumor escape to which endogenous T cells may be susceptible. Upon binding with a target cell and activation, the T cells release cytokines, which contribute to the killing of cancer cells. However, excessive cytokine release can result in a systemic inflammatory reaction consisting of fever and low blood pressure.

CARs and TCRs are discussed in more detail below.

CARs

Engineering T cells with a CAR involves using a viral vector (a delivery vehicle) containing the CAR gene to transduce, or integrate, that gene into the T cell’s chromosomal make-up. The CAR gene encodes the single-chain CAR protein. Our KTE-C19 CAR is comprised of the following elements:

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

TCR technology primarily targets cancer antigens that fall into the following main categories: self-antigens, viral antigens and neo-antigens, also known as cancer-specific antigens. Self-antigens are generally shared across patients and include differentiation markers and cancer testis antigens, or CTAs. CTAs are expressed on a wide variety of common tumor types of various histological origins. We believe a subset of CTAs, which include SSX2, NY-ESO-1 and MAGE, are appropriate eACT targets because their expression on normal tissue is generally restricted to tissues that do not express MHC in adults. Viral antigens, such as those expressed by oncogenes, such as HPV-E6 and HPV-E7, are also shared across patients and are not expressed on normal tissue. As a result, T cells engineered to target cells with such CTAs or viral antigens would primarily target cancer cells rather than non-cancerous cells. We are initially focused on developing CTA-specific and virus oncoprotein-specific TCR-based product candidates. Our 2012 CRADA was amended in 2015 to further the research and development of the next generation of TCR-based product candidates to target neo-antigens, which are those derived from mutations arising in the tumor.

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

KTE-C19

Overview

We are initially advancing KTE-C19 for the treatment of refractory, aggressive NHL. NHL is a cancer of white blood cells, including B cells. CD19 is expressed on the surface of B cells, including malignant B cells, and it is not thought to be expressed on any other tissue. B cells are considered non-essential tissue, as they are not required for patient survival. We believe CD19 is an appropriate target for the treatment of all types of B cell leukemias and lymphomas.

Diffuse Large B Cell Lymphoma, Primary Mediastinal B cell Lymphoma and Transformed Follicular Lymphoma

Initially, we expect initially to seek approval of KTE-C19 for the treatment of patients with refractory DLBCL, PMBCL and TFL. According to the American Cancer Society, DLBCL is the most common subtype of NHL, accounting for approximately 30% of the total 70,000 NHL patients diagnosed each year in the United States. It is classified as an aggressive lymphoma, in which survival is measured in months rather than years.

First line therapy for patients with DLBCL usually consists of chemotherapy regimen known as R-CHOP (rituximab, cytoxan, adriamycin, vincristine and prednisone), which includes the use of a monoclonal antibody known as rituximab. Approximately 50% to 60% of DLBCL patients are cured with first line therapy.

For patients who relapse or are refractory to first line therapy, the current standard of care for second line therapy consists of a platinum-based chemotherapy regimen with rituximab. These second line chemotherapy regimens include R-ICE (rituximab, ifosfamide, carboplatin and etoposide) or R-DHAP (rituximab, dexamethasone, cytarabine and cisplatin).

Patients who respond to second line therapy may go on to receive hematopoietic stem cell transplantation, or HSCT. Patients who do not respond to second line therapy or relapse after HSCT are treated with a third line salvage chemotherapy. These patients have a poor prognosis and treatment is generally palliative with no curative treatment options.

FL is the second most common subtype of NHL and the most common type of indolent NHL, or iNHL. There are approximately 15,300 new diagnoses of FL in the United States each year. Conventional therapy for FL is not curative, and most patients develop progressive disease and chemo-resistance. A pivotal event in the history of some patients with FL is histological transformation to more aggressive malignancies, most commonly DLBCL.

Due to differences in clinicopathologic features and treatment regimens, PMBCL can be considered a different patient population to DLBCL. There are approximately 1,650 new cases of PMBCL in the United States each year. Patients can be generally classified as having either limited stage or advanced stage disease. Limited stage disease can be contained within one irradiation field. In contrast, advanced stage disease refers to disease that cannot be contained within one irradiation field, bulky disease (greater than 10 centimeter wide tumors), and tumors that have an associated pericardial or pleural effusion. Patients of advanced stage disease are typically treated with induction chemoimmunotherapy. Primary refractory disease occurs when initial therapy fails to achieve a complete response and the general approach is to administer systemic chemotherapy with or without rituximab with plans to proceed to high-

dose chemotherapy and HSCT in those with chemotherapy-sensitive disease. The treatment of patients who are not candidates for HSCT, who fail to respond to second line chemotherapy regimens, or who relapse after HSCT is generally palliative. Salvage therapy is rarely curative.

Other Lymphomas and Leukemias

We also expect to seek regulatory approval of KTE-C19 for the treatment of other lymphomas and leukemias, including MCL, ALL and CLL.

There are approximately 4,200 new cases of MCL in the United States each year. Therapy for MCL is not curative, and virtually all patients will have refractory or recurrent disease. Treatment of MCL is difficult due to the rapid development of resistance to therapy.

ALL is an aggressive form of leukemia with approximately 6,500 patients diagnosed with ALL in the United States each year. Approximately 90% of patients with ALL will demonstrate a complete remission with intensive induction chemotherapy. However, after consolidation and maintenance therapy, the majority of patients will relapse in the bone marrow. Although approximately half of patients with relapsed ALL will obtain a second complete remission, most will eventually die from leukemia. The prognosis of patients with relapsed or refractory ALL is poor, with median survival less than one year.

CLL is the most common leukemia, with approximately 14,600 new cases in the United States per year. It is characterized by a progressive accumulation of functionally incompetent lymphocytes which are monoclonal in origin. Most patients with CLL will have an initial complete or partial response to chemotherapy, but relapse invariably occurs after treatment discontinuation unless the patient undergoes allogeneic HSCT, which is the only known curative therapy. Almost all patients with CLL will develop progressive disease.

Clinical Experience

In December 2015, at the annual meeting of the American Society of Hematology, or ASH, we announced data from the Phase 1 portion of ZUMA-1. Seven patients were treated with KTE-C19, of which four achieved complete remissions and one achieved a partial remission, representing an overall objective response rate of 71%. All complete remissions were first observed at one month. Three patients had ongoing complete remissions at three months. The patient who achieved a complete remission but relapsed was retreated and achieved a partial remission. The one patient who initially achieved a partial remission relapsed and died due to disease progression.

Overall, KTE-C19 related adverse events included severe and life threatening toxicities, consisting predominantly of cytokine release syndrome and neurotoxicity, which were reversible except in one patient with dose-limiting toxicities. This patient experienced dose-limiting toxicities of cytokine release syndrome and neurotoxicity that were life-threatening toxicities and died within 30 days of KTE-C19 infusion due to intracranial hemorrhage deemed unrelated to KTE-C19 per the investigator. Supportive care, tocilizumab, and corticosteroids were used to manage adverse events.

The ZUMA-1 results were generally consistent with the results from the NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy in patients with relapsed/refractory lymphomas and leukemias. For KTE-C19, we use the identical anti-CD19 CAR construct and viral vector that was used in the NCI clinical trial of anti-CD19 CAR T cell therapy. We believe we have streamlined and optimized the NCI’s original process, including by removing human serum from the process to minimize risk of viral contamination, moving process steps from an open system to a closed system to minimize the risk of other contamination and standardizing the viral transduction process to help eliminate processing inconsistencies. In July 2014, the NCI submitted an IND amendment to use our streamlined and optimized process, and has since treated multiple patients with T cells prepared by the new process.

As of November 30, 2015, the objective response rate and complete response rate from the NCI trial are described in the table below.

In addition, as of November 30, 2015, 25 patients treated by the NCI were still in response and 21 of 22 patients with complete responses remained in remission.  The duration of the responses from the NCI trial are summarized in the table below.

Severe and life threatening toxicities attributed to anti-CD19 CAR T cells related to cytokine release syndrome and neurotoxicity, which began mostly in the first two weeks after cell infusion, were generally reversible.  Most prominent acute toxicities included symptoms thought to be associated with the cytokine release syndrome, such as fever, low blood pressure, hypoxia, heart dysfunction and kidney dysfunction. The symptoms of neurotoxicity included, among others, ataxia, confusion, somnolence and speech impairment.  Approximately 30% of all patients and 31% of patients with aggressive NHL that received the anti-CD19 CAR T cells processed under the new manufacturing process experienced Grade 3 or higher cytokine release syndrome, in each case attributed to the anti-CD19 CAR T cells.  Approximately 44% of all patients and 69% of patients with aggressive NHL that received the anti-CD19 CAR T cells processed under the new manufacturing process experienced Grade 3 or higher neurotoxicity, in each case attributed to the anti-CD19 CAR T cells. Grade 2 represents moderate toxicity, Grade 3 represents severe toxicity, Grade 4 represents life threatening toxicity, and Grade 5 represents toxicity resulting in death.  There have been Grade 4 events related to cytokine release syndrome and neurotoxicity. Several patients have also died, but the deaths were not attributed to the CAR T cells.

The NCI clinical trial completed enrollment in January 2016, and we expect to report on the ongoing follow-up of the treated patients.

As reported at ASH in December 2015 by the NCI, in a separate Phase 1 dose escalation study conducted by the Pediatric Oncology Branch of the NCI, administration of anti-CD19 CAR T cells resulted in a 60% complete response rate in 45 pediatric or young adult patients with relapsed/refractory ALL. Fifty-one percent of the 45 patients achieved a minimal residual disease, or MRD, negative complete response. As seen in the NCI Phase 1-2a clinical trial described above, infusion of anti-CD19 CAR T cells was associated with significant, acute toxicities, including febrile neutropenia, cytokine release syndrome, chemical laboratory abnormalities, low blood counts and transient neurological deficits.

Development Strategy

ZUMA-1

We expect to enroll approximately 120 patients with refractory DLBCL, PMBCL and TFL in ZUMA-1.  We expect ZUMA-1 to be conducted at approximately 25 sites, with objective response rate as the primary endpoint in Phase 2. In the Phase 2 portion of ZUMA-1, we expect to treat approximately 72 patients with DLBCL in cohort one and approximately 40 patients with PMBCL and TFL in cohort two.  We plan to conduct an interim analysis in 2016 of cohort one after 50 patients are treated and followed for three months.  If we believe the data are compelling and show a convincing benefit-to-risk ratio compared to historical data, we plan to discuss with the FDA submitting a BLA for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL.

Even if we receive FDA approval, we may be required to initiate a randomized confirmatory study in NHL in order to fulfill likely post-marketing clinical study requirements to convert any accelerated approval to regular approval. The design of this randomized confirmatory study would be confirmed pending regulatory discussion and emerging clinical data.

ZUMA-2

We expect to enroll approximately 70 patients with relapsed/refractory MCL in ZUMA-2.  We expect ZUMA-2 to be conducted at approximately 25 sites, with objective response rate as the primary endpoint.  We plan to report data from ZUMA-2 in 2017. If we believe the data are compelling, we plan to pursue FDA approval for the MCL indication.

ZUMA-3 and ZUMA-4

We expect to enroll approximately 75 adult patients with relapsed/refractory ALL in ZUMA-3 and approximately 75 pediatric patients with relapsed/refractory ALL in ZUMA-4.  We plan to transition to the Phase 2 portions of both trials in 2016 and report data from the Phase 2 portions of each trial in 2017.  If we believe the data are compelling, we plan to pursue FDA approval for the adult ALL and pediatric ALL indications.

We expect to expand the ZUMA clinical program to Europe in 2016. Assuming positive data from the current ZUMA program, we also expect to conduct additional ZUMA studies of KTE-C19 in 2017 for the treatment of FL, CLL and in earlier lines of DLBCL.

Additional eACT-Based Product Candidates

Pursuant to the CRADAs, we are funding multiple NCI clinical trials involving CAR- and TCR-based T cell therapies. We expect to select CAR- and TCR-based product candidates for development based on data from these clinical trials. Our collaboration with the NCI provides us the opportunity to license products for oncology development based on human proof-of-concept data rather than preclinical animal data alone. We believe this approach will significantly reduce the risk in our development programs. We plan to select product candidates for further development based on a favorable benefit-to-risk ratio and proof-of-concept established in the NCI clinical trials.

We also expect that the Amgen Agreement will expand our CAR-based product candidate pipeline and that Kite Pharma EU has the potential to significantly expand our TCR-based product candidate pipeline.

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

We are also funding an NCI Phase 1 clinical trial of a fully human anti-CD19 CAR.  The trial’s primary objective is to assess the safety of giving T cells expressing a fully-human anti-CD19 CAR to patients with advanced B-cell cancer.  Patients are currently being enrolled into the Phase 1 dose escalation part of the trial and no results from this trial have been published.

TCR-Based Product Candidates

Pursuant to the 2012 CRADA, we are funding or expect to fund clinical trials at the NCI involving TCR-based T cell therapies targeting SSX2, NY-ESO-1, MAGE, HPV and KRAS antigens and neo-antigens. The Phase 2 clinical trial of a TCR-based therapy targeting the NY-ESO-1 antigen is being conducted by the NCI at the NIH. The trial’s primary objective is to determine whether the administration of anti-NY-ESO-1 plus high-dose Interleukin-2 following a nonmyeloablative lymphoid depleting preparative regimen may result in objective tumor regression in patients with metastatic cancers that express the NY-ESO-1 antigen. The trial’s secondary objectives are to (1) determine the in vivo survival of the gene engineered cells and (2) determine the toxicity profile of this treatment regimen. Patients are currently being enrolled into the dose escalation part of the trial and no results from this trial have been published.

Two Phase 1-2a clinical trials of TCR-based therapies targeting the MAGE antigen are being conducted by the NCI at the NIH. One trial’s primary objectives are to determine (1) a safe dose of the administration of autologous T cells transduced with an anti-MAGE-A3/A6, which is HLA-DP0401/0402 restricted, or MAGE-A3-DP4, TCR and Interleukin-2 to patients following a nonmyeloablative but lymphoid depleting preparative regimen, (2) if this approach will result in objective tumor regression in patients with metastatic cancer expressing MAGE-A3-DP4 and (3) the toxicity profile of this treatment regimen. This trial’s secondary objective is to determine the in vivo survival of gene-engineered cells. The second trial’s purpose is to see if the anti-MAGE-A3, which is HLA-A1 restricted, cells cause tumors to shrink and to assess safety.  Patients are currently being enrolled into the Phase 1 dose escalation part of each of the trials. In November 2015, the NCI reported Phase 1 data from the clinical trial of anti-MAGE-A3-DP4 T cell therapy.  Fourteen patients were enrolled in the Phase 1 portion of the study. One patient with cervical cancer, one with esophageal cancer, and one with urothelial cancer each experienced partial responses without dose limiting toxicities.  No results from the anti-MAGE-A3-A1 trial have been published.

The Phase 1-2 clinical trial of a TCR-based therapy targeting the HPV-16 E6 antigen relating to certain cancers associated with the human papillomavirus is being conducted by the NCI at the NIH. The trial’s primary objectives are to determine (1) a safe dose of administration of autologous T cells transduced with an anti-HPV-16 E6 TCR and aldesleukin to patients following a nonmyeloablative but lymphodepleting preparative regimen and (2) the objective tumor response rate and duration in patients with metastatic or recurrent or refractory HPV-16+ cancers treated with this regimen. The trial’s secondary objective is to determine the toxicity of the treatment regimen and to study immunologic correlates associated with E6 TCR gene therapy for HPV-16+ cancers. Patients are currently being enrolled into the dose escalation part of the trial and no results from this trial have been published.  Christian Hinrichs is the principal investigator of this trial.

NCI planned clinical trials of TCR-based product candidates targeting certain SSX2, KRAS and HPV-16 E7 antigens, and neo-antigens have not yet begun.

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

Preclinical Experience

While we are currently funding clinical trials at the NCI involving TCR-based T cell therapies, we have strong preclinical data supporting the potential efficacy of multiple TCR-based T cell therapies. For example, several different SSX2-specific TCR genes were screened for their expression and ability to specifically recognize SSX2-expressing cancer cells of a variety of histologies. Based on superior expression, potency and selective activity, an SSX2 TCR was identified as an attractive candidate for subsequent clinical evaluation. In addition to enabling us to select among different human TCR genes that target the same antigen, such preclinical studies allow us to make critical decisions regarding utilization of TCR genes derived from humans or mice, or otherwise engineered to optimize function. For instance, preclinical studies have demonstrated that a mouse-derived, or murine, TCR targeting the antigen NY-ESO-1 was equivalent to or better than the comparable human-based NY-ESO-1 TCR with respect to stable expression, cytokine production and target cell killing. Compared to certain human TCR protein chains, those that are fully or partially murine, may be less likely to become entwined with endogenous human TCR protein chains.

Manufacturing, Processing and Delivering to Patients

Because it is important to rapidly treat patients with highly aggressive cancers, we have developed a T cell engineering process for KTE-C19 that takes approximately two weeks from collection of the patient’s white blood cells to site delivery for infusion of the engineered T cells back to the patient. The processing of our lead product candidate, KTE-C19, begins with the collection of the patient’s white blood cells using a standard blood bank procedure. The collected cells are then sent to a central processing facility, where the peripheral blood mononuclear cells, including T cells, are isolated from the other sample components. These cells are stimulated to proliferate, then transduced with a retroviral vector to introduce the CAR gene into the patient’s T cells. These engineered cells are then propagated in cell culture bags until a sufficient number of cells are available for infusion back into the patient. The engineered T cells are then washed and frozen at the cell processing site, and shipped back to the clinical center where they can be administered to the patient. In preparation for administration of the engineered T cells, the patient undergoes a short chemotherapy conditioning regimen, which is intended to improve the survival and proliferative capacity of the newly infused T cells.

Using our clinical manufacturing facility and also our contract manufacturer, PCT, a subsidiary of Caladrius Biosciences, Inc., we are processing KTE-C19 for our ZUMA clinical trials. Cell processing activities are conducted at our facility and at PCT under current good manufacturing practices, or cGMP, using qualified equipment and materials. We have engaged a third-party contractor to manufacture the retroviral vector that delivers the applicable CAR gene into the T cells under cGMP. We believe all materials and components utilized in the production of the retroviral vector and final T cell product are readily available from qualified suppliers.

We expect to continue to rely on PCT to supply some of our anticipated clinical trial demands. To meet projected needs for commercial demand, we plan to commission our commercial manufacturing facility to supply and process products on a patient-by-patient basis. Our commercial manufacturing facility is in El Segundo, adjacent to Los Angeles International Airport. We anticipate the El Segundo facility will be operational to support the planned commercial launch of KTE-C19 in 2017. Developing our own manufacturing capabilities may require more costs than we anticipate or result in significant delays. If we are unable to develop our own manufacturing capabilities, we will rely on contract manufacturers, including both current and alternate suppliers, to ensure sufficient capacity is available for commercial purposes prior to the submission of a BLA.

In November 2015, we entered into a strategic research collaboration with GE Global Research to develop a next generation, functionally integrated and automated manufacturing system for engineered T cell therapy. We believe this collaboration will accelerate the development of automation technologies for engineered T cell therapy that have the potential to reduce cost, improve speed and minimize variability. Under the terms of the agreement, we and GE Global Research will each contribute resources and relevant expertise to the partnership.

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

This effort was paralleled by the creation and execution in August 2012 of our first CRADA. As discussed below under “—Our Research and Development and License Agreements,” this agreement provides the framework under which we may license product-related intellectual property to support our pipeline development and commercialization activities, as well as enhance and extend the life-time of our patent portfolio.

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

We believe our current layered patent estate, together with our efforts to develop and patent next generation technologies, provides us with substantial intellectual property protection. We have conducted extensive freedom to operate, or FTO, analyses of the current patent landscape with respect to our lead product candidate, and based on these analyses we believe that there are no valid claims in any third party patents, which would prevent our ability to commercialize KTE-C19. However, the area of patent and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties.  See “Risk Factors—Risks Related to Our Intellectual Property” for additional information.

Our current patent estate includes an exclusive license to a patent portfolio owned by Cabaret Biotech Ltd., or Cabaret, and directed to CAR constructs developed by Dr. Zelig Eshhar, Yeda-Weizmann, NIH, UCSF and Cell Genesys. Our CAR construct-directed patent portfolio includes 10 issued U.S. patents, seven of which are directed to core construct composition of matter and two of which are directed to methods of treatment for therapeutic indications. These patents first began to expire in April 2015, with the last of these patents, which broadly claims scFv-based CAR constructs and is also our most significant CAR-related patent, expiring in 2027. These patents represent all of the material patents underlying KTE-C19. We are working to develop the next generation of CAR and TCR technologies for use in this field, which we intend to patent on our own or to license from our collaborators, to expand this layer of our intellectual property estate.

Our current patent estate also includes an exclusive license from the NIH to patent applications related to CAR-based product candidates that target the EGFRvIII antigen for the treatment of brain cancer, head and neck cancer, and melanoma and TCR-based product candidates that target the CTA SSX2 for treatment of head and neck cancer, hepatocellular carcinoma, melanoma, prostate cancer, and sarcoma. Our patent estate further includes a co-exclusive license to these same product candidates for the treatment of certain other cancer types. We also have exclusive licenses from the NIH to patent applications related to TCR-based product candidates that target certain HPV, NY-ESO-1, and MAGE antigens.

The identification of new technologies and initiation of the exclusive licensing process occur under the framework of the CRADAs between us and the NIH. Our product-specific intellectual property licensed to date includes six Patent Cooperation Treaty applications with priority dates in 2010, 2011, 2012, and 2013, corresponding U.S. non-provisional patent applications, and corresponding foreign patent applications in Canada, Australia, Europe, China, Israel and Japan, as well as additional pending U.S. provisional patent applications. The Patent Cooperation Treaty application with the 2010 priority date relates to our TCR-based product candidates targeting the SSX2 antigen, the Patent Cooperation Treaty application with the 2011 priority date relates to our CAR-based product candidate targeting the EGFRvIII antigen, the Patent Cooperation Treaty application with the 2012 priority date relates to our TCR-based product candidates targeting the NY-ESO-1 antigen, the Patent Cooperation Treaty application with the 2013 priority date relates to our TCR-based product candidates targeting HPV antigens, and the Patent Cooperation Treaty applications with the 2012 and 2013 priority dates relate to our TCR-based product candidates targeting the MAGE antigen. We may require an additional license relating to the EGFRvIII scFv target binding site in order to commercialize a CAR-based product candidate that targets the EGFRvIII antigen. We have no rights to any issued patents covering TCR-based product candidates.

Under the Amgen Agreement, we have a license to intellectual property rights to certain Amgen cancer targets.  In addition, we have certain intellectual property rights related to the TCR GENErator platform.  See “—T Cell Factory Acquisition” for additional information.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the date of filing of the first non-provisional application to which priority is claimed. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in granting a patent, or may be shortened if a patent is terminally disclaimed over an earlier-filed patent. The term of a patent that covers an FDA-approved drug may also be eligible for a patent term restoration of up to five years under the Hatch-Waxman Act, which is designed to compensate for the patent term lost during the FDA regulatory review process. The length of the patent term restoration is calculated based on the length of time the drug is under regulatory review. A patent term restoration under the Hatch-Waxman Act cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be restored. Moreover, a patent can only be restored once, and thus, if a single patent is applicable to multiple products, it can only be extended based on one product. Similar provisions are available in Europe and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. When possible, depending upon the length of clinical trials and other factors involved in the submission of a BLA, we expect to apply for patent term extensions for patents covering our product candidates and their methods of use.

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

Our Research and Development and License Agreements

Pursuant to the CRADAs, we have an exclusive option to negotiate commercial licenses from the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of a CRADA research plan.  We currently have four patent license agreements with the NIH for intellectual property relating to various TCR-based product candidates and a CAR-based product candidate.  We also have a license agreement with Cabaret and its founder relating to intellectual property and know-how owned or licensed by Cabaret and relating to CAR constructs that encompass KTE-C19. We have also entered into the Amgen Agreement, a collaboration agreement with bluebird bio, Inc. and a license and research agreement with AIS.

For additional information regarding the CRADAs and our license agreements, see Note 6 to our financial statements appearing elsewhere in this Annual Report.

T-Cell Factory Acquisition

On March 17, 2015, we entered into a stock purchase agreement, or Purchase Agreement, with TCF and the shareholders of TCF, or the Sellers, to acquire all of the outstanding capital stock of TCF.  The signing and closing of the transaction happened concurrently whereupon TCF became our wholly-owned subsidiary and was renamed Kite Pharma EU.  The Purchase Agreement contains certain representations, warranties, covenants and indemnities by the parties thereto, in each case customary for a transaction of this nature and scope.

Pursuant to the Purchase Agreement, we paid €11.4 million (or approximately US$12.0 million based on a reference conversion rate of €0.95 to US$1), and issued €3.8 million in shares of our common stock, which equated to 66,120 shares of our common stock, to the Sellers.  The cash paid to the Sellers is subject to customary adjustments for net working capital.  €2.0 million was withheld from the Sellers at closing to satisfy any potential indemnity claims arising under the Purchase Agreement, the balance of which will be paid to the Sellers upon the termination of an indemnity holdback period of 18 months.  In addition, we paid €2.7 million (or approximately $2.9 million based on a reference conversion rate of €0.95 to $1) to TCF directly, which TCF paid, and will pay to its licensors and certain of its employees.

We are obligated to pay up to €242.5 million upon the achievement of certain clinical, regulatory and sales milestones relating to TCR-based product candidates that may be developed by Kite Pharma EU. A portion of these milestone payments will be made to Kite Pharma EU directly to pay its licensors and employees.  At our option, a portion of the clinical and regulatory milestones may be paid in shares of our common stock to the Sellers. In connection with the acquisition, each of the Sellers entered into non-competition and non-solicitation agreements with us, and certain of the Sellers and other key scientists entered into employment agreements with Kite Pharma EU.

We acquired Kite Pharma EU for the opportunity to significantly expand our pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, we believe Kite Pharma EU can rapidly and systematically discover tumor-specific TCRs.

Kite Pharma EU has an exclusive license agreement with IBA GmbH, or IBA, for intellectual property rights relating to certain methods of selecting TCRs.  In addition, Kite Pharma EU has a non-exclusive license agreement with Sanquin Blood Supply Foundation, relating to certain methods of detecting and selecting TCRs. Kite Pharma EU also has a license agreement with the NKI for know-how, materials and protocols, and the right of first negotiation for certain intellectual property rights with relevance to TCRs that may be developed in Dr. Schumacher’s lab at the NKI over the next five years.  NKI, IBA and Sanquin Blood Supply Foundation have a right to a certain portion of the milestone payments that may be paid under the Purchase Agreement.  The intellectual property rights obtained from the NKI, IBA and Sanquin Blood Supply Foundation together form the basis of Kite Pharma EU’s proprietary TCR-GENErator technology platform.

The Kite Pharma EU acquisition also brings us expertise from Europe’s leading scientists in the field of immuno-oncology as well as a strong partnership with the NKI, which is the only dedicated cancer center in the Netherlands and maintains an important role as a national and international center of scientific and clinical expertise, development and training. Dr. Schumacher, a preeminent scientist in the field of immuno-oncology and Deputy Director and Principal Investigator of NKI, serves as Chief Scientific Officer of Kite Pharma EU.

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

Due to their promising clinical therapeutic effect in clinical exploratory trials, we anticipate substantial direct competition from other organizations developing advanced T cell therapies. In particular, we expect to compete with (1) therapies with tumor infiltrating lymphocytes, or TILs, that are naturally occurring tumor-reactive T cells harvested, propagated ex vivo and re-infused into patients; and (2) therapies with genetically engineered T cells, similar to eACT, rendered reactive against tumor-associated antigens prior to their administration to patients. TIL therapy and genetically engineering T cells are being pursued by multiple companies, including Adaptimmune LLC, Celgene Corporation, bluebird bio, Inc., Lion Biotechnologies, Juno Therapeutics, Novartis and Mustang Bio, Inc. In particular, Novartis and Juno Therapeutics, with the support of Celgene Corporation, are in the process of research and development of their own version of an anti-CD19 CAR T cell therapy and we expect Adaptimmune to compete with any TCR-based product candidates that we develop. In addition, some companies, such as Cellectis, are pursuing allogeneic T cell products that could compete with eACT.

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

Many of our competitors, either alone or with their strategic partners, have substantially greater financial, technical and human resources. Accordingly, our competitors may be more successful than us in obtaining approval for treatments and achieving widespread market acceptance and may render our treatments obsolete or non-competitive. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

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

U.S. Product Development Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, or FDCA, the Public Health Service Act, or PHSA, and their implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a biological product may be marketed in the United States generally involves the following:

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

Before testing any biological product candidate, including our product candidates, in humans, the product candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. For trials conducted at, or sponsored by, institutions receiving NIH funding for recombinant DNA research, prior to the submission of an IND to the FDA, a protocol and related documents must be submitted to, and the study registered with, the NIH Office of Biotechnology Activities, or the OBA, pursuant to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines. Compliance with the NIH Guidelines is mandatory for investigators at institutions receiving NIH funds for research involving recombinant DNA. However, many companies and other institutions, not otherwise subject to the NIH Guidelines, voluntarily follow them. The NIH is responsible for convening the recombinant DNA advisory committee, or RAC, that discusses protocols that raise novel or particularly important scientific, safety or ethical considerations at one of its quarterly public meetings. The OBA will notify the FDA of the RAC’s decision regarding the necessity for full public review of a protocol.

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

Clinical trials involve the administration of the biological product candidate to patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations comprising the GCP requirements, including the requirement that all research patients provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Clinical trials also must be reviewed by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees basic and clinical research conducted at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment.

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

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

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

Breakthrough therapy designation is intended to expedite the development and review of products that treat serious or life-threatening conditions. The designation by FDA requires preliminary clinical evidence that a product candidate demonstrates substantial improvement over currently available therapy. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance. The breakthrough therapy designation is a distinct status from both accelerated approval and priority review, which can also be granted to the same product if relevant criteria are met. If a product is designated as breakthrough therapy, FDA will expedite the development and review of such product.

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

Other U.S. Healthcare Laws and Compliance Requirements

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, the Centers for Medicare and Medicaid Services, or CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice, or DOJ, and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, our business practices, including our sales, marketing and scientific/educational grant programs may be required to comply with the anti-fraud and abuse provisions of the Social Security Act, the false claims laws, the patient data privacy and security provisions of the Health Insurance Portability and Accountability Act, or HIPAA, transparency requirements, and similar state laws, each as amended.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The federal Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on one hand and prescribers, purchasers, and formulary managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from prosecution. The exceptions and safe harbors are drawn narrowly and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances. Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor.

Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively, the Affordable Care Act, to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (discussed below).

The civil monetary penalties statute imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal healthcare program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent.

The federal civil False Claims Act prohibits, among other things, any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government. As a result of a modification made by the Fraud Enforcement and Recovery Act of 2009, a claim includes “any request or demand” for money or property presented to the U.S. government. Recently, several pharmaceutical and other healthcare companies have been prosecuted under these laws for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. Other companies have been prosecuted for causing false claims to be submitted because of the companies’ marketing of the product for unapproved, and thus non-reimbursable, uses.

HIPAA created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Also, many states have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, imposes requirements on certain types of individuals and entities relating to the privacy, security and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to business associates independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage, and establish adequate reimbursement levels for such products. In the United States, third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Third-party payors may limit coverage to specific products on an approved list, or also known as a formulary, which might not include all of the FDA-approved products for a particular indication. Third-party payors are increasingly challenging the price, examining the medical necessity and reviewing the cost-effectiveness of medical products, therapies and services, in addition to questioning their safety and efficacy. We or may need to conduct expensive pharmaco-economic studies in order to demonstrate the medical necessity and cost-effectiveness of our products, in addition to the costs required to obtain the FDA approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be approved. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

Healthcare Reform

In March 2010, President Obama enacted the Affordable Care Act, which is  substantially changing healthcare financing and delivery by both governmental and private insurers, and significantly impacting the pharmaceutical and biotechnology industry.

Among the Affordable Care Act’s provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:

●

an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;

●

an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13% of the average manufacturer price for most branded and generic drugs, respectively and a cap on the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price, or AMP;

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
●

expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;

●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

We anticipate that the Affordable Care Act will result in additional downward pressure on coverage and the price that we receive for any approved product, and could seriously harm our business, though we are still unsure what its full impact will be.  There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect such challenges and amendments to continue in the future. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms, such as the Budget Control Act of 2011 and the American Taxpayer Relief Act of 2012, may prevent us from being able to generate revenue, attain profitability, or commercialize our products.  Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We continue to evaluate the effect that the Affordable Care Act has on our business. Additionally, federal agencies have issued requests for information and interim and final regulations implementing certain other Affordable Care Act provisions that could affect our business. Final regulations, guidance and judicial orders are anticipated in the near future and we will continue to assess the Affordable Care Act’s impact on us as final regulations and guidance are issued.

Further, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. In addition, it is possible that there will be further legislation or regulation that could harm our business, financial condition, and results of operations.

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

To obtain regulatory approval of an investigational drug or biological product under EU regulatory systems, we must submit a marketing authorization application. The application used to file the BLA in the United States is similar to that required in the EU, with the exception of, among other things, country-specific document requirements. The European Commission has granted KTE-C19 orphan drug designation to treat DLBCL, PMBCL, ALL, MCL, CLL, small lymphocytic lymphoma, and FL. The designation may provide 10 years of market exclusivity in Europe, subject to certain limited exceptions. However, the designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

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

Employees

As of February 22, 2016, we had 185 employees, including employees of Kite Pharma EU, all but one of whom are full-time, 46 of whom hold Ph.D. or M.D. degrees, 129 of whom were engaged in research and development activities and 56 of whom were engaged in business development, finance, information systems, facilities, human resources or administrative support. None of our employees is subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Unless the context requires otherwise, references in this Annual Report to “we,” “us”, “our” and “Kite” refer to Kite Pharma, Inc. and its subsidiaries.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2015 and 2014, we reported a net loss of $101.7 million and $42.6 million, respectively. As of December 31, 2015, we had an accumulated deficit of $159.7 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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
•

Using medicines to manage adverse side effects of eACT, such as tocilizumab and corticosteroids, which may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment;

•	Sourcing clinical and, if approved, commercial supplies for the materials used to manufacture and process our eACT-based product candidates;
•	Developing a robust and reliable process, while limiting contamination risks, for engineering a patient’s T cells ex vivo and infusing the engineered T cells back into the patient;
•	Conditioning patients with chemotherapy in conjunction with delivering eACT, which may increase the risk of adverse side effects;
•

Obtaining regulatory approval, as the U.S. Food and Drug Administration, or FDA, and other regulatory authorities have limited experience with commercial development of T cell therapies for cancer; and

•	Establishing sales and marketing capabilities upon obtaining any regulatory approval to gain market acceptance of a novel therapy.

In addition, we expect to use manufacturing and processing approaches to produce engineered T cells that are based on the original approach used by our collaborator, the National Cancer Institute, or NCI. While the NCI is using CAR- and TCR-based therapies in clinical trials that we are funding under an August 2012 Cooperative Research and Development Agreement, or 2012 CRADA, we cannot be sure that our engineered T cell therapy will obtain the same safety and efficacy results as those obtained by the NCI using its own original production methods.

Our business is highly dependent on the success of KTE-C19, our lead product candidate. KTE-C19 and our other product candidates will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.

Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, KTE-C19. All of our product candidates, including KTE-C19, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because KTE-C19 is our most advanced product candidate, and because our other product candidates are based on similar technology, if our clinical trials of KTE-C19 encounter safety, efficacy or manufacturing problems, developmental delays or regulatory issues or other problems, our development plans and business would be significantly harmed.

We are highly dependent on the National Cancer Institute for research and development and early clinical testing of our product candidates and on the National Institutes of Health for licensing intellectual property rights to future product candidates.

A substantial portion of our research and development has been conducted by the NCI under the 2012 CRADA. On January 4, 2016, we entered into a second CRADA, or 2016 CRADA, for the research and clinical development of additional engineered T cell therapy, including a fully human anti-CD19 CAR-based therapy for the treatment of B cell lymphomas and leukemias.

The NCI, with Dr. Steven A. Rosenberg as the principal investigator, is conducting multiple clinical trials of engineered T cell therapy targeting various antigens in small numbers of patients under the 2012 CRADA. We also expect to have the NCI, with Dr. James N. Kochenderfer as principal investigator, conduct additional clinical trials under the 2016 CRADA. We have limited control over the nature or timing of the NCI’s clinical trials and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Other research being conducted by Dr. Rosenberg or Dr. Kochenderfer may at times receive higher priority than research on our programs. While we have used the results of the NCI’s clinical trial of anti-CD19 CAR T cell therapy to support our investigational new drug application, or IND, for our clinical trials of KTE-C19, these factors could adversely affect the timing of our future IND filings and our ability to conduct future planned clinical trials.

Under each CRADA, we have an exclusive option to negotiate commercial licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plan. However, we would have to negotiate with the NIH for such a license. There can be no assurance that we would be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. Further, to the extent we would like to negotiate a license to a patent filed before the relevant CRADA was entered into, another party may object to the NIH granting us a license during a 30-day public notification period, and the NIH may decide not to grant us the license.

Though each CRADA has a five-year term, with the 2012 CRADA expiring on August 30, 2017 and the 2016 CRADA expiring on January 4, 2021, the NCI may unilaterally terminate either CRADA at any time for any reason or for no reason upon at least 60 days prior written notice. If the NCI unilaterally terminates one or both CRADAs, part or all of the research and development of eACT would be suspended, and we may be unable to research, develop and license future product candidates.

We may not be able to file INDs to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.

We expect that with the early clinical work performed by the NCI pursuant to the CRADAs and the additional research we are performing in-house, including pursuant to the Amgen Agreement, we may pursue the filing with the FDA of a number of INDs over the next several years. We expect to submit an IND for a second product candidate, a TCR-based product candidate, and an IND to be filed for a CAR product candidate researched under the Amgen Agreement, by the end of 2016. However, our timing of filing on the TCR product candidate will be primarily dependent on receiving further data from the NCI’s clinical trials and our timing of filing on all product candidates is subject to further research. We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For instance, the FDA may not allow us to use the NCI clinical trial data to support our INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Data from the NCI preclinical studies and clinical trials of anti-CD19 CAR T cell therapy should not be relied upon as evidence that later or larger-scale clinical trials will succeed. We have designed our ongoing Phase 1-2 single-arm multicenter clinical trial of KTE-C19 primarily to assess safety and efficacy in patients with refractory diffuse large B cell lymphoma, or DLBCL, primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. The NCI clinical trials of anti-CD19 CAR T cell therapy involved a limited number of patients, and only a subset of these patients have been diagnosed with refractory DLBCL, PMBCL and TFL. Our clinical trials may also evaluate different CAR T cell doses and chemotherapy conditioning regimens based on emerging safety and efficacy data. The results of the NCI trials to date may not predict results for our ongoing trial or any future studies. In addition, our manufacturing process for KTE-C19 includes what we believe are process improvements that are not part of the anti-CD19 CAR T cell production process that the NCI originally used in its clinical trials. While the NCI began using the same manufacturing process that is being used for KTE-C19, the NCI only treated a limited number of patients using this manufacturing process.

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

We have limited experience as a company conducting clinical trials.

While we are currently conducting clinical trials of KTE-C19, all of the other preclinical and clinical trials relating to our product candidates have been and are being conducted by the NCI. Although we have recruited a team that has significant experience with clinical trials, we have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time or if the planned clinical trials will begin or be completed on time, if at all. Large-scale trials require significant financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

Monitoring of patient safety in our ongoing and planned sponsored multicenter clinical trials will be more challenging than the monitoring currently being done by the NCI, which could adversely affect our ability to obtain regulatory approval.

The NCI is a center of excellence for clinical trials in cancer patients, with a large group of experienced staff and a clinical trial support system. Patients enrolled in the NCI clinical trials are generally hospitalized for extended periods of time for dedicated observation, and there is a ready availability of specialized health care professionals and intensive care unit beds if necessary. For our ongoing clinical trials of KTE-C19 and in our planned sponsored multicenter clinical trials of KTE-C19 and other product candidates, we have and expect to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, the extent of patient observation and the appropriate treatment of toxicities may not be as optimal as is currently being done at the NCI, whether due to personnel changes, inexperience, changes of shift, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. Medicines used at sites to help manage adverse side effects of KTE-C19, such as tocilizumab and corticosteroids, may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase as we initiate new trial sites. All patients in the Phase 1 portion of ZUMA-1 received tocilizumab and most received corticosteroids. These medicines were infrequently used in the NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy.

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

In the NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy, when the patients received the CAR T cells, all of them had low blood counts due to the chemotherapy conditioning regimen. Most prominent acute toxicities included symptoms thought to be associated with the release of cytokines, such as fever, low blood pressure, hypoxia, heart dysfunction and kidney dysfunction. Most patients also experienced neurotoxicity, such as ataxia, confusion, somnolence and speech impairment. There have been life threatening events related to cytokine release syndrome and neurotoxicity. Some of these events required intense medical intervention such as intubation or pressor support. Several patients have died, but the deaths were not attributed to the CAR T cells. In addition, in the NCI Phase 1 clinical trial of pediatric or young adult patients with relapsed/refractory acute lymphoblastic leukemia, or ALL, infusion of anti-CD19 CAR T cells was associated with significant, acute toxicities, including febrile neutropenia, cytokine release syndrome, chemical laboratory abnormalities, low blood counts and neurotoxicity.

As an anti-CD19 CAR T cell therapy, KTE-C19 has caused similar toxicities as the therapy in the NCI clinical trials as seen in the Phase 1 portion of the ZUMA-1 trial. As presented at the American Society of Hematology in December 2015, the KTE-C19 related adverse events included severe and life threatening toxicities, consisting predominantly of cytokine release syndrome and neurotoxicity, which were reversible except in the patient that experienced dose-limiting toxicities. This patient died within thirty days of treatment, but the death was deemed unrelated to KTE-C19.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to study sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	our ability to obtain and maintain patient consents; and
•	the risk that patients enrolled in clinical trials will drop out of the trials before the manufacturing and infusion of KTE-C19 or trial completion.

In addition, our clinical trials will compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. Since the number of qualified clinical investigators is limited, some of our clinical trial sites are also being used by some of our competitors, which may reduce the number of patients who are available for our clinical trials in such clinical trial site. Moreover, because our product candidates represent a departure from more commonly used methods for cancer treatment, potential patients and their doctors may be inclined to use conventional therapies, such as chemotherapy and hematopoietic cell transplantation, rather than enroll patients in any future clinical trial.

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

The FDA often approves new therapies initially only for use in patients with relapsed or refractory metastatic disease. We expect to initially seek approval of our product candidates in this setting. Subsequently, for those products that prove to be sufficiently beneficial, if any, we would expect to seek approval in earlier lines of treatment and potentially as a first line therapy, but there is no guarantee that our product candidates, even if approved, would be approved for earlier lines of therapy, and, prior to any such approvals, we will have to conduct additional clinical trials.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive second or later lines of therapy, and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we expect our lead product candidate, KTE-C19, to initially target a small patient population that suffers from aggressive non-Hodgkin lymphomas, or NHL, and ALL. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

KTE-C19 has received orphan drug status, but we may be unable to maintain or receive the benefits associated with orphan drug status, including market exclusivity.

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

We have received orphan drug status for KTE-C19 for the treatment of DLBCL, but exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure the availability of sufficient quantities of the product to meet the needs of patients with the rare disease or condition. The European Commission has also granted KTE-C19 orphan drug designation for the treatment of DLBCL, PMBCL, ALL, mantle cell lymphoma, or MCL, chronic lymphocytic leukemia/small lymphocytic lymphoma, and follicular lymphoma. The designation may provide 10 years of market exclusivity in Europe, but is subject to certain limited exceptions. Even though we have obtained orphan drug designation for KTE-C19 for certain indications, we may be unable to obtain orphan drug designation for our future product candidates and we may not be the first to obtain marketing approval for any particular orphan indication.

KTE-C19 has received breakthrough therapy designation for the treatment of refractory DLBCL, PMBCL and TFL, but there can be no assurance that such designation will result in expedited review or approval.

Breakthrough therapy designation is intended to expedite the development and review of products that treat serious or life-threatening conditions. We have received breakthrough therapy designation for KTE-C19 for the treatment of refractory DLBCL, PMBCL and TFL, but there can be no assurance that such designation will result in expedited review or approval. The FDA may also rescind the breakthrough therapy designation for KTE-C19 if subsequent data no longer support the designation. Breakthrough therapy designation does not change the standards for product approval. While we intend to seek breakthrough therapy designation for other product candidates, we may never receive such designations.

If we fail to develop additional product candidates, our commercial opportunity will be limited.

We expect to initially develop our lead product candidate, KTE-C19. However, one of our strategies is to pursue clinical development of additional product candidates. Developing, obtaining regulatory approval for and commercializing additional product candidates, including additional TCR- or CAR-based product candidates, will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

We operate our own clinical manufacturing facility and intend to operate our own commercial manufacturing facility, which will require significant resources and we may fail to successfully operate either or both facilities, which could adversely affect our clinical trials and the commercial viability of our product candidates.

We currently operate our own clinical manufacturing facility and also rely on outside vendors to manufacture clinical supplies and process intermediates, such as viral vectors, to support our clinical trials.  Our product candidates are currently and will continue to be manufactured on a patient-by-patient basis. We have not yet manufactured our product candidates on a commercial scale, and may not be able to achieve commercial manufacturing and processing on our own, including on a patient-by-patient basis, to satisfy demands for any of our product candidates. While we believe the manufacturing and processing approaches are appropriate to support clinical product development, we have limited experience in managing the T cell engineering process, and our processes may be more difficult or more expensive than the approaches taken by our competitors. We cannot be sure that the manufacturing processes employed by us will result in T cells that will be safe and effective, or have the same clinical properties as those used in any NCI-based T cell therapy.

We have leased approximately 18,000 square feet near our headquarters in Santa Monica, California, which we use as our clinical manufacturing facility and have also leased approximately 43,500 square feet in El Segundo, California to develop our commercial manufacturing facility. We are currently operating our clinical manufacturing facility, but our operations remain subject to review and oversight by the FDA and the FDA could object to our use of our clinical manufacturing facility. While we have completed construction of our commercial manufacturing facility, we have to complete facility validation, and we must receive approval from the FDA prior to licensure to manufacture our product candidates, which we may never obtain. Even if approved, we would be subject to ongoing periodic unannounced inspection by the FDA, the Drug Enforcement Administration and corresponding state agencies to ensure strict compliance with current good manufacturing practices, or cGMPs, and other government regulations.  Our license to manufacture product candidates will be subject to continued regulatory review.

We do not yet have sufficient information to reliably estimate the cost of commercial manufacturing and processing of our product candidates, and the actual cost to manufacture and process our product candidates could materially and adversely affect the commercial viability of our product candidates. As a result, we may never be able to develop a commercially viable product.

The manufacture of medical products is complex and requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of cell therapy products often encounter difficulties in production, particularly in scaling out and validating initial production and ensuring the absence of contamination. These problems include difficulties with production costs and yields, quality control, including stability of the product, quality assurance testing, operator error, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. Furthermore, if contaminants are discovered in our supply of product candidates or in the manufacturing facilities, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any stability or other issues relating to the manufacture of our product candidates will not occur in the future.

We may also fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the product candidate back to the patient. Logistical and shipment delays and problems, whether or not caused by us or our vendors, could prevent or delay the delivery of product candidates to patients.

We may also experience manufacturing difficulties due to resource constraints or as a result of labor disputes. If we were to encounter any of these difficulties, our ability to provide our product candidates to patients would be jeopardized.

We are currently building our marketing and sales organization and are preparing to market products, if approved. If we are unsuccessful in establishing marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

We currently have no sales or distribution capabilities and have no experience in marketing products. We are developing an in-house marketing organization and sales force, which will require significant capital expenditures, management resources and time. We will have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. If we are unable or decide not to establish internal sales, marketing and distribution capabilities, we will pursue collaborative arrangements regarding the sales and marketing of our products, however, there can be no assurance that we will be able to establish or maintain such collaborative arrangements, or if we are able to do so, that they will have effective sales forces. Any revenue we receive will depend upon the efforts of such third parties, which may not be successful. We may have little or no control over the marketing and sales efforts of such third parties and our revenue from product sales may be lower than if we had commercialized our product candidates ourselves. We also face competition in our search for third parties to assist us with the sales and marketing efforts of our product candidates.

There can be no assurance that we will be able to develop in-house sales and distribution capabilities or establish or maintain relationships with third-party collaborators to commercialize any product in the United States or overseas.

A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.

We plan to initiate a clinical program for KTE-C19 in Europe in 2016 and ultimately seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

•	differing regulatory requirements in foreign countries;
•	unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	increased difficulties in managing the logistics of collecting and shipping patient material to a manufacturing site in the United States and shipping the product candidate back to the patient abroad;
•	economic weakness, including inflation, or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•	differing payor reimbursement regimes, governmental payors or patient self-pay systems, and price controls;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we have provided stock options and restricted stock units, or RSUs, that vest over time. The value to employees of stock options or RSUs that vest over time may be significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain valuable employees, members of our management, scientific and development teams may terminate their employment with us on short notice. Although we have employment agreements with our key employees, these employment agreements provide for at-will employment, which means that any of our employees could leave our employment at any time, with or without notice. We do not maintain “key man” insurance policies on the lives of these individuals or the lives of any of our other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

We have grown rapidly and will need to continue to grow the size of our organization, and we may experience difficulties in managing this growth.

As our development and commercialization plans and strategies develop, and as we continue to transition into operating as a public company, we have rapidly expanded our employee base and expect to continue to add managerial, operational, sales, research and development, marketing, financial and other personnel. Current and future growth imposes significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantial aspects of regulatory approval, clinical management and clinical manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our research collaboration with Amgen Inc. and our collaboration with bluebird bio, Inc. require significant research and development commitments that may not result in the development and commercialization of additional product candidates. In addition, our collaboration with GE Global Research may not result in automation technologies that improve engineered T cell manufacturing. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.

We may not realize the benefits of acquisitions, including our acquisition of T-Cell Factory B.V., or other strategic transactions.

We acquired T-Cell Factory B.V., or TCF, on March 17, 2015 and renamed the acquired company Kite Pharma EU B.V. We actively evaluate various strategic transactions on an ongoing basis. We may acquire other businesses, products or technologies as well as pursue joint ventures or investments in complementary businesses. The success of acquisitions, including our acquisition of TCF, and any future strategic transactions depends on the risks and uncertainties involved including:

•	unanticipated liabilities related to acquired companies;
•	difficulties integrating acquired personnel, technologies and operations into our existing business;
•	retention of key employees;
•	diversion of management time and focus from operating our business to management of strategic alliances or joint ventures or acquisition integration challenges;
•	increases in our expenses and reductions in our cash available for operations and other uses;
•	disruption in our relationships with collaborators or suppliers as a result of such a transaction; and
•	possible write-offs or impairment charges relating to acquired businesses.

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

Changing circumstances may cause us to consume capital significantly faster than we currently anticipate, and we may need to spend more money than currently expected because of circumstances beyond our control. We may require additional capital for the further development and commercialization of our product candidates, including funding our internal manufacturing capabilities and Kite Pharma EU B.V. and may need to raise additional funds sooner if we choose to expand more rapidly than we presently anticipate.

We cannot be certain that additional funding will be available on acceptable terms, or at all. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. Our license agreements and CRADAs may also be terminated if we are unable to meet the payment obligations under the agreements. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. In addition, we are reliant on the NCI for conducting research and development of our product candidates, and the NCI may be affected by government shutdowns or withdrawn funding. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. We partly rely on third-party manufacturers to produce and process our product candidates on a patient by patient basis. Our ability to obtain clinical supplies of our product candidates could be disrupted if the operations of these suppliers or our manufacturing operations are affected by a man-made or natural disaster or other business interruption. Our corporate headquarters, the location of our manufacturer of the CAR gene, and processing location are in California near major earthquake faults and fire zones. The ultimate impact on us, our significant suppliers and our general infrastructure of being located near major earthquake faults and fire zones and being consolidated in certain geographical areas is unknown, but our operations and financial condition could suffer in the event of a major earthquake, fire or other natural disaster.

Our employees, independent contractors, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, or our business may be found to be not compliant with regulatory standards requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. Similarly, our business could be found to be noncompliant with healthcare regulatory requirements.  If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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
•

federal civil and criminal false claims laws and civil monetary penalty laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from Medicare, Medicaid, or other third-party payors that are false or fraudulent or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

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

•

the federal Physician Payment Sunshine Act, created under the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, which we refer to collectively as the Affordable Care Act, and its implementing regulations, which require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the United States Department of Health and Human Services’ Centers for Medicare & Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we may be subject to state and foreign equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope. For example, we may be subject to: state anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

We have adopted a code of business conduct and ethics, but it is not always possible to identify and deter employee misconduct or business noncompliance, and the precautions we take to detect and prevent inappropriate conduct may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs. It is possible that governmental and enforcement authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our product candidates outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2015 we have U.S. net operating loss carryforwards of approximately $76.6 million. As a result of our private placements and our initial public offering, we have triggered two “ownership changes.” We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal taxable income will be subject to limitations, which will result in increased future tax liability to us.

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

At December 31, 2015, we had approximately $392.8 million of cash and cash equivalents and $221.9 million of marketable securities. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since December 31, 2015, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We partly rely on third parties to manufacture our clinical product supplies, and we may have to rely on third parties to produce and process our product candidates, if approved.

We partly rely on outside vendors to manufacture supplies and process our product candidates. Our reliance on a limited number of third-party manufacturers for clinical product supplies, and if we are unable to develop our own commercial manufacturing facility, for any commercial product supplies, exposes us to the following risks:

•

We may be unable to identify manufacturers on acceptable terms or at all because the number of potential manufacturers is limited and the FDA may have questions regarding any replacement contractor. This may require new testing and regulatory interactions. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA questions, if any.

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

eACT requires many specialty raw materials, some of which are manufactured by small companies with limited resources and experience to support a commercial product, and the suppliers may not be able to deliver raw materials to our specifications. In addition, those suppliers normally support blood-based hospital businesses and generally do not have the capacity to support commercial products manufactured under cGMP by biopharmaceutical firms. The suppliers may be ill-equipped to support our needs, especially in non-routine circumstances like an FDA inspection or medical crisis, such as widespread contamination. We also do not have contracts with many of these suppliers, and may not be able to contract with them on acceptable terms or at all. Accordingly, we may experience delays in receiving key raw materials to support clinical or commercial manufacturing.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical and biological materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. Our own manufacturing facilities make us subject to these same laws, regulations and risks. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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
•

having patients complete a trial, including having patients enrolled in clinical trials dropping out of the trial before the product candidate is manufactured and returned to the site, or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of qualified materials under cGMPs and applying them on a subject by subject basis for use in clinical trials.

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The FDA’s review of our data of our ongoing clinical trials of KTE-C19 may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials of KTE-C19, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue.

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

We are currently conducting a Phase 1-2 clinical trial of KTE-C19 in patients with refractory DLBCL, PMBCL and TFL. We are also conducting a Phase 2 clinical trial of KTE-C19 in patients with relapsed/refractory MCL and Phase 1-2 clinical trials of KTE-C19 in adult patients with relapsed/refractory ALL and pediatric patients with relapsed/refractory ALL. If the interim results are sufficiently compelling, we intend to discuss with the FDA submission of a BLA for accelerated approval of KTE-C19 for the treatment of refractory DLBCL, PMBCL and TFL, and subsequently seek approval for relapsed/refractory MCL and relapsed/refractory ALL. Subject to the interim results and discussions with the FDA, we plan to submit the BLA at the end of 2016. However, the FDA could require longer-term follow-up results, results on the remaining patients from our clinical trial not included in the interim results, or additional data from our clinical trial that could delay or prevent our first BLA submission.

In addition, the general approach for FDA approval of a new biologic or drug is dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We believe our accelerated approval strategy is warranted given the limited alternatives for patients with refractory DLBCL, PMBCL and TFL, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since eACT represents a novel and personalized treatment.  In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.

Our clinical trial results may also not support approval. In addition, our product candidates could fail to receive regulatory approval for many reasons, including the following:

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

Coverage and reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our product candidates, if approved, profitably.

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

The advancement of health reform may negatively impact our ability to sell our product candidates, if approved, profitably.

Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. In particular, in 2010, the Affordable Care Act was enacted. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid Drug Rebate Program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Affordable Care Act expanded eligibility criteria for Medicaid programs, imposed a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, and implemented a new Patient-Centered Outcomes Research Institute.  We are still unsure the full impact that the Affordable Care Act will have on our business.  There have been judicial and Congressional challenges to certain aspects of the Affordable Care Act, and we expect additional challenges and amendments in the future.

Other legislative changes have been proposed and adopted in the United States since the Healthcare Reform Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect on April 1, 2013 and, following passage of the Bipartisan Budget Act of 2015, will remain in effect until 2025, unless additional congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, or the ATRA, which, among other things, reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, in January 2016, CMS issued a final rule regarding the Medicaid drug rebate program. The final rule, effective April 1, 2016, among other things, revises the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implements certain amendments to the Medicaid rebate statute created under the Affordable Care Act. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

We have several license agreements, including with Cabaret Biotech Ltd., or Cabaret, and Dr. Zelig Eshhar, the NIH, Amgen Inc. and Alpine Immune Sciences, Inc. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. In addition, Cabaret in-licenses some of the intellectual property rights it is licensing to us. To the extent Cabaret fails to meet its obligations under its license agreement, which we are not in control of, we may lose the benefits of our license agreement with Cabaret.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability or scope thereof, for example through inter partes review, or IPR, post-grant review or ex parte reexamination before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions, which may result in such patents being cancelled, narrowed, invalidated or held unenforceable. For example, on November 16, 2015, an anonymous party filed for an ex parte reexamination of a patent that we licensed pursuant to our agreement with Cabaret. If, as a result, one or more of the claims in this patent are determined to be unpatentable, invalid or unenforceable, our ability to block certain third party CAR products with this patent could be seriously impaired. Even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. United States patent applications containing or that at any time contained a claim not entitled to a priority date before March 16, 2013 are subject to the “first to file” system implemented by the America Invents Act (2011).

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

Third parties may assert that we are employing their proprietary technology without authorization. We are aware of a U.S. patent held by one of our competitors relating to certain CAR compositions of matter. Generally, conducting clinical trials and other development activities in the United States to develop data supporting an FDA new drug application is not considered “infringement.” If and when KTE-C19 or another of our CAR-based product candidates is approved by the FDA, that competitor may then seek to enforce its patent by filing a patent infringement lawsuit against us. On August 13, 2015, we filed a petition with the USPTO to institute an IPR proceeding of this competitor’s patent, requesting a determination that the claims in the patent are unpatentable. On February 11, 2016, the USPTO granted our petition to institute the IPR proceeding, and is now — in the absence of good cause or joinder of a second IPR petition —  required to reach a determination within 12 months from the institution of the proceeding. If the USPTO finds any particular claim of the patent unpatentable, and that determination is sustained (if appealed), that particular claim would not impede commercialization of KTE-C19 or any of our other CAR-based product candidates. If the USPTO upholds patentability, we as petitioner would be estopped from asserting in court any ground of invalidity that we raised or reasonably could have raised in the IPR proceeding. Any claim of this patent that has not been held to be unpatentable or invalid could potentially be used as a basis to claim infringement and, consequently, to try and block our ability to commercialize our CAR-based product candidates, unless we obtain a license under the applicable patent, or until the patent expires.

Additionally, there may be third-party patents of which we are currently unaware with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product itself, the holders of any such patents may be able to block our ability to commercialize the product candidate unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held unpatentable, invalid or unenforceable. In the U.S., issued patents enjoy a presumption of validity in court, but not at the USPTO, that can be overcome in litigation only with evidence that is clear and convincing, a heightened standard. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product candidate unless we obtained a license or until such patent expires or is finally determined to be held unpatentable, invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly.

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

Issued patents covering our product candidates could be found unpatentable, invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include IPR, ex parte re-examination and post grant review in the United States, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, on November 16, 2015, an anonymous party filed for an ex parte reexamination of a patent that we licensed pursuant to our agreement with Cabaret. Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of unpatentability, invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of unpatentability, invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

As of December 31, 2015, our executive officers, directors, and 10% stockholders beneficially owned approximately 27.8% of our voting stock, a significant portion of which is beneficially owned by Arie Belldegrun, our President, Chief Executive Officer and Chairman. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Failure to establish and maintain adequate finance infrastructure and accounting systems and controls could impair our ability to comply with the financial reporting and internal controls requirements for publicly traded companies.

As a public company, we operate in an increasingly demanding regulatory environment, including with respect to more complex accounting rules. Company responsibilities required by the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, include establishing and maintaining corporate oversight and adequate internal control over financial reporting and disclosure controls and procedures. Effective internal controls are necessary for us to produce reliable financial reports and are important to help prevent financial fraud.

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We complied with Section 404 at December 31, 2015 and while our testing did not reveal any material weaknesses in our internal controls, subsequent testing by our independent registered public accounting firm may reveal material weaknesses in our internal controls that we would be required to remediate in a timely manner so as to be able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act each year. If we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed and investors could lose confidence in our reported financial information.

We have incurred and will incur significant increased costs as a result of operating as a public company, and our management has to devote substantial time to new compliance initiatives.

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

In connection with our public offering of common stock in December 2015, we and our directors and executive officers have entered into lock-up agreements for a period of 90 days from December 9, 2015, subject to certain exceptions. We and our directors and executive officers may be released from lock-up prior to the expiration of the lock-up period at the sole discretion of Jefferies LLC and Citigroup Global Markets Inc. Upon expiration or earlier release of the lock-up, we and our directors and executive officers may sell shares into the market, which could adversely affect the market price of shares of our common stock.

Actual or potential sales of our common stock by our employees, including our directors and executive officers, pursuant to pre-arranged stock trading plans could cause our stock price to fall or prevent it from increasing for numerous reasons, and actual or potential sales by such persons could be viewed negatively by other investors.

In accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, and our policies regarding stock transactions, a number of our employees, including certain executive officers, have adopted and may continue to adopt stock trading plans pursuant to which they arrange to sell shares of our common stock from time to time in the future. Generally, sales under such plans by our executive officers require public filings. Actual or potential sales of our common stock by such persons could cause the price of our common stock to fall or prevent it from increasing for numerous reasons. For example, a substantial number of shares of our common stock becoming available (or being perceived to become available) for sale in the public market could cause the market price of our common stock to fall or prevent it from increasing. Also, actual or potential sales by such persons could be viewed negatively by other investors.

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

Pursuant to the EIP, our management is authorized to grant stock options and other equity awards to our employees, directors and consultants.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our corporate headquarters are located in Santa Monica, California, which consists of a 20,000 square foot facility for administrative and research and development activities. The lease for the facility commenced on June 15, 2013 and has an initial 10-year term expiring on June 15, 2023. We have leased an additional 18,000 square feet near our headquarters in Santa Monica, California, which we use for clinical manufacturing and processing, research and development and offices.  The lease has an initial 10-year term expiring on January 31, 2025.  We have also leased a commercial manufacturing facility, which consists of approximately 43,500 square feet.  The facility is located in El Segundo, which is adjacent to Los Angeles International Airport. The lease has an initial 10-year and seven month term commencing on January 1, 2016. We anticipate the El Segundo facility will be operational to support the planned commercial launch of KTE-C19 in 2017. Lastly, we have leased additional administrative office space in Santa Monica with an initial two year and two month term expiring on August 31, 2017. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been traded on The NASDAQ Global Select Market since June 20, 2014 under the symbol KITE. Prior to such time, there was no public market for our common stock.  The following table sets forth for the periods indicated, the range of high and low quarterly closing sales prices of the common stock as quoted on the NASDAQ Global Select Market:

	High	Low
Second Quarter 2014 (beginning June 20, 2014)	$32.15	$28.92
Third Quarter 2014	$29.14	$21.39
Fourth Quarter 2014	$57.67	$28.31
First Quarter 2015	$87.62	$57.68
Second Quarter 2015	$65.27	$46.39
Third Quarter 2015	$76.50	$48.97
Fourth Quarter 2015	$87.00	$56.99

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows the value of an investment of $100 from June 20, 2014 (the date our common stock commenced trading on The NASDAQ Global Select Market) through December 31, 2015, in our common stock, the Nasdaq Biotechnology Index, the Standard & Poor’s 500 Index (S&P 500), and Nasdaq Composite Index. The historical stock price performance of our common stock shown in the performance graph is not necessarily indicative of future stock price performance.

	Cumulative Total Return date ended
	6/20/2014 (Inception)	6/30/2014	9/30/2014	12/31/2014	3/31/2015	6/30/2015	9/30/2015	12/31/2015
Kite Pharma	$100.00	$170.12	$167.65	$339.24	$339.29	$358.65	$327.53	$362.47
Nasdaq Biotechnology	100.00	102.08	108.64	120.74	136.69	146.85	120.42	134.53
S&P	100.00	99.99	100.60	105.02	105.48	105.24	97.94	104.26
Nasdaq Composite	100.00	100.98	102.93	108.49	112.27	114.24	105.84	114.71

Holders

As of February 16, 2016 there were approximately 35 registered holders of record of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Plans

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

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

As of December 31, 2015, we estimate that approximately $35.0 million the net proceeds from our IPO have been utilized to fund our KTE-C19 clinical program and other programs as well as working capital, including general operating expenses, as further described under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report.

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

	Years Ended December 31,
	2015	2014	2013
Consolidated statements of operations data:
Revenues	$17,258	$—	$—
Operating expenses:
Research and development	76,369	23,089	5,088
General and administrative	44,207	13,569	1,339
Total operating expenses	120,576	36,658	6,427
Loss from operations	(103,318)	(36,658)	(6,427)
Other income (expense), net	1,665	(5,911)	61
Net loss	$(101,653)	$(42,569)	$(6,366)
Net loss attributable to common stockholders	$(101,653)	$(43,658)	$(7,801)
Net loss per share attributable to common stockholders-basic and diluted	$(2.33)	$(1.91)	$(1.43)
Weighted-average number of common shares used in net loss per share applicable to common stockholders-basic and diluted	43,636,652	22,822,204	5,473,384

	As of December 31,
	2015	2014	2013
Consolidated balance sheet data:
Cash, cash equivalents, and marketable securities	$614,722	$367,040	$22,357
Working capital	594,924	361,645	21,236
Total assets	707,963	370,753	22,982
Preferred stock	—	—	20
Common stock and additional paid-in capital	775,637	420,890	36,996
Total stockholders’ equity	$615,760	$362,589	$21,581

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

Overview

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to target and kill cancer cells. We do this using our engineered autologous cell therapy, or eACT, which we believe is a transformational approach to the treatment of cancer. eACT involves the genetic engineering of T cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs. These modified T cells are designed to recognize and destroy cancer cells.

We are currently conducting four company-sponsored pivotal studies of our lead product candidate, KTE-C19, a CAR-based therapy. We are conducting a Phase 2 clinical trial (ZUMA-1) of KTE-C19 in patients with refractory diffuse large B cell lymphoma, or DLBCL, including primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin lymphoma, or NHL. We are also conducting a Phase 2 clinical trial (ZUMA-2) of KTE-C19 in patients with relapsed/refractory mantle cell lymphoma, or MCL, a Phase 1-2 clinical trial (ZUMA-3) of KTE-C19 in adult patients with relapsed/refractory acute lymphoblastic leukemia, or ALL, and a Phase 1-2 clinical trial (ZUMA-4) of KTE-C19 in pediatric patients with relapsed/refractory ALL.

We plan to report interim Phase 2 data from ZUMA-1 in the second half of 2016. If we believe the data are compelling, we plan to discuss with the FDA the filing of a Biologics License Application, or BLA, for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL. Subject to the interim results and discussions with the FDA, we plan to submit the BLA at the end of 2016. If approved, we plan to commercially launch KTE-C19 in 2017.  We plan to report data from ZUMA-2 and the Phase 2 portions of ZUMA-3 and ZUMA-4 in 2017. If we believe the data are compelling, we plan to pursue FDA approval for these additional indications.

Our Research and Development and License Agreements

We have two Cooperative Research and Development Agreements, or CRADAs, with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or NCI, through which we are funding the research and development of eACT-based product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies. Under the CRADAs, we have an exclusive option to negotiate commercial licenses from the National Institutes of Health, or the NIH, to intellectual property relating to CAR-and TCR-based product candidates developed in the course of the CRADA research plans.  Since entering into the first CRADA in August 2012, we have secured multiple commercial license agreements with the NIH for intellectual property relating to TCR-based product candidates targeting certain SSX2, NY-ESO-1, HPV and MAGE antigens and for a CAR-based product candidate targeting EGFRvIII.

In addition, we have a license agreement with Cabaret Biotech Ltd., or Cabaret, and its founder relating to intellectual property and know-how owned or licensed by Cabaret and relating to CAR constructs that encompass KTE-C19. We have also entered into a research collaboration and license agreement with Amgen Inc., or the Amgen Agreement, a collaboration agreement with bluebird bio, Inc. and a license and research agreement with Alpine Immune Sciences, Inc.

For additional information regarding the CRADAs and our license agreements, see Note 6 to our financial statements appearing elsewhere in this Annual Report.

Components of Operating Results

Revenues

As of December 31, 2015, our revenue has been limited to a portion of the upfront payment we received under the Amgen Agreement, reimbursed research and development costs relating to the Amgen targets and a portion of the payments we received under a research, development and commercialization agreement with the Leukemia & Lymphoma Society, Inc. We received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. We will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. We will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen.

We applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the Amgen Agreement. In accordance with this guidance, the $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a four-year period. In addition, the Amgen research funding, which is due as the related services are performed under the Amgen Agreement, is recorded as revenue on a time and material basis, and the related costs are recorded as research and development expense in the consolidated statements of operations.

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

During the year ended December 31, 2015, we recognized $17.1 million of revenue under the Amgen Agreement. As of December 31, 2015, we had deferred revenue relating to the Amgen Agreement of $47.2 million.

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

Research and development costs are expensed as incurred. Research and development expenses related to the development of eACT consist of expenses incurred in performing research and development activities, including cash and stock-based compensation and benefits for research and development employees and consultants, facilities expenses, overhead expenses, cost of laboratory supplies, manufacturing expenses, fees paid to third parties, including the NCI and contract research organizations.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase over the next several years as  our ZUMA clinical program progresses and as we seek to initiate clinical trials of additional eACT-based product candidates.  We also expect to incur increased research and development expenses as we selectively identify and develop additional product candidates. However, t is difficult to determine with certainty the duration and completion costs of our current or future preclinical programs and clinical trials of our product candidates.

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

T-Cell Factory Acquisition

On March 17, 2015, we entered into a stock purchase agreement, or Purchase Agreement, with T-Cell Factory B.V., or TCF, and the shareholders of TCF, or the Sellers, to acquire all of the outstanding capital stock of TCF.  The signing and closing of the transaction happened concurrently whereupon TCF became our wholly-owned subsidiary and was renamed Kite Pharma EU B.V., or Kite Pharma EU.  The Purchase Agreement contains certain representations, warranties, covenants and indemnities by the parties thereto, in each case customary for a transaction of this nature and scope. We acquired TCF for the opportunity to significantly expand our pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, we believe TCF may be able to rapidly and systematically discover tumor-specific TCRs.  For additional information, please see Note 13 appearing elsewhere in this Annual Report.

Results of Operations

Comparison of the Years Ended December 31, 2015 and 2014

The following table sets forth our results of operations for the years ended December 31, 2015 and 2014.

	YEAR ENDED DECEMBER 31,		CHANGE
	2015	2014	$
	(in thousands)
Revenues	$17,258	$—	$17,258
Operating expenses:
Research and development	76,369	23,089	53,280
General and administrative	44,207	13,569	30,638
Total costs and expenses	120,576	36,658	83,918
Loss from operations	(103,318)	(36,658)	(66,660)
Other income (expense):
Interest income	1,809	371	1,438
Interest expense	(658)	(6,269)	5,611
Other income (expense)	514	(13)	527
Total other income (expense)	1,665	(5,911)	7,576
Net loss	$(101,653)	$(42,569)	$(59,084)

Revenue

Revenue was $17.3 million and $0 for the years ended December 31, 2015 and 2014, respectively. The increase in revenue during this period was primarily due to revenue recognized under the Amgen Agreement of $17.1 million, as well as $0.2 million of revenue recognized related to an agreement with the Leukemia and Lymphoma Society.

Research and Development Expenses

Research and development expenses were $76.4 million and $23.1 million for the years ended December 31, 2015 and 2014, respectively. The increase in research and development expenses during this period of $53.3 million was primarily due to:

•	$14.5 million in costs related to our eACT development program and Amgen pre-clinical development program;
•	$12.9 million of expenses related to clinical manufacturing, facilities, depreciation, travel, and other expenses;
•	$11.8 million in compensation expense related to increased research and development staff and consultant costs;
•	$10.0 million in stock-based compensation expense related to our research and development staff and consultants; and
•	$4.1 million in costs related to our Kite Pharma EU operations.

General and Administrative Expenses

General and administrative expenses were $44.2 million and $13.6 million for the years ended December 31, 2015 and 2014, respectively. The increase in general and administrative expenses during this period of $30.6 million was primarily due to:

•	$14.6 million of stock-based compensation expenses related to our administrative staff and consultants;
•	$8.2 million of expenses related to increased personnel costs, including employees and professional fees;
•	$4.6 million of expenses related to legal and accounting services, public company expenses, and other expenses; and
•	$3.2 million of expenses related to license obligations.

Interest Expense

Interest expense was $0.7 million and $6.3 million for the years ended December 31, 2015 and 2014, respectively. The decrease in interest expense during this period of $5.6 million was primarily due to the beneficial conversion feature on the 2014 Notes in fiscal 2014, as further described under Note 7 to our financial statements appearing elsewhere in this Annual Report, partially offset by the accretion of the contingent consideration recorded as a result of the acquisition of TCF, as further described under Note 13 to our financial statements appearing elsewhere in this Annual Report. The 2014 Notes converted into common shares at the initial public offering, and therefore there were no similar expenses in 2015.

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

Liquidity and Capital Resources

As of December 31, 2015, we had $614.7 million in cash, cash equivalents, and marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

We have funded our operations principally from the sale of common stock, and through the Amgen collaboration.  In 2015, we received an upfront payment of $60.0 million from Amgen, and raised approximately $300.7 million in net proceeds from our follow-on offering of common shares in December 2015 as well as from the net proceeds received in January 2015 from the underwriters’ exercise in full of their over-allotment option from the December 2014 follow-on offering, after deducting underwriting discounts and commissions and offering expenses.

We have incurred losses since our inception in 2009 and, as of December 31, 2015, we had an accumulated deficit of $159.7 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, including manufacturing costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
	(in thousands)
Net cash provided by (used in):
Operating activities	$(16,087)	$(17,072)	$(5,612)
Investing activities	(108,080)	(160,139)	(279)
Financing activities	307,663	364,152	19,597
Effect of exchange rate changes on cash	49	—	—
Net change in cash and cash equivalents	$183,545	$186,941	$13,706

Operating Activities

Net cash used in operating activities was $16.1 million during the year ended December 31, 2015 as compared to $17.1 million during the year ended December 31, 2014. The decrease in cash used in operating activities of $1.0 million between the year ended December 31, 2015 and 2014 was primarily the result of cash received from Amgen as an upfront payment related to the Amgen Agreement, offset by increased operating expenses due to additional headcount, facilities related costs, and payments made under the Cabaret license and other research and development and clinical activities.

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

Investing Activities

Net cash used in investing activities was $108.1 million during the year ended December 31, 2015 as compared to $160.1 million during the year ended December 31, 2014. The decrease in cash used in investing activities of $52.0 million between the year ended December 31, 2015 and 2014 was primarily the result of transactional activity related to our marketable securities portfolio, offset by cash used to purchase equipment as well as cash used to fund the acquisition of TCF.

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

Financing Activities

Net cash provided by financing activities was $307.7 million during the year ended December 31, 2015 as compared to $364.2 million during the year ended December 31, 2014. The decrease in cash provided by financing activities of $56.5 million between the year ended December 31, 2015 and 2014 was primarily the result of the initial public offering in June 2014 and the follow-on offering completed in December 2014, partially offset by the underwriters’ exercise in full of their over-allotment option from the December 2014 follow-on offering received in January 2015, plus the proceeds from the additional follow-on offering, including underwriters’ exercise of their over-allotment option, completed during December 2015.

Net cash provided by financing activities was $364.2 million during the year ended December 31, 2014 as compared to $19.6 million during the year ended December 31, 2013. The increase in cash provided by financing activities of $344.6 million between the year ended December 31, 2014 and 2013 was primarily the result of proceeds from the convertible debt offering, our initial public offering in June 2014 and the follow-on public offering in December 2014.

Contractual Obligations and Commitments

The following summaries our significant contractual obligations as of December 31, 2015

		LESS THAN	1 TO 3	3 TO 5	MORE THAN
	TOTAL	1 YEAR	YEARS	YEARS	5 YEARS
	(in thousands)
Lease obligations(1)	$29,473	$3,277	$5,702	$5,675	$14,819
Minimum license agreements(2)	1,854	1,345	309	200	—
Minimum manufacturing costs(3)	2,200	2,200	—	—	—
Total	$33,527	$6,822	$6,011	$5,875	$14,819

(1)	Consists of our lease agreements for approximately 100,000 square feet of facilities used for administrative, manufacturing and research and development activities.
(2)	Consists of $1.9 million required to be paid to our collaborators.
(3)	Consists of payments for costs required to be paid to a third-party manufacturer.

The CRADAs and certain of our license agreements under which we may be required to pay quarterly or annual fees are generally cancelable by us, given appropriate prior written notice and, as such, is excluded from the table above, unless the fees were already incurred at December 31, 2015. The annual amount payable by us to maintain the CRADAs and certain of our license agreements is approximately $7.8 million. Other than as disclosed in the table above, the payment obligations under the license agreements and other collaboration agreements, such as the Amgen Agreement, are contingent upon future events such as our achievement of specified development, regulatory and commercial milestones and we are required to make development milestone payments and royalty payments in connection with the sale of products developed under these agreements. See Note 6 to our financial statements appearing elsewhere in this Annual Report for additional information regarding these payment obligations. As of December 31, 2015, we were unable to estimate the timing or likelihood of achieving the milestones or making future product sales and, therefore, any related payments are not included in the table above.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, are reflected in our financial statements prospectively from the date of the change in estimate.

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

Revenues

We primarily recognize revenue when evidence of an arrangement exists, transfer of technology has been completed or services have been rendered, the price is fixed and determinable, and collectability is reasonable assured. We enter into arrangements with pharmaceutical and biotechnology partners that may involve multiple deliverables. Our arrangements may contain upfront payments, license fees for research and development arrangements, royalties on future sales of any commercialized products, research and development funding and milestone payments under collaborative agreements. Each deliverable in the arrangement is evaluated to determine whether it meets the criteria to be accounted for as a separate unit of accounting or whether it should be combined with other deliverables.

Upfront fees

If we determine that there is a single unit of accounting under its collaborative arrangements, upfront fees received for collaborative agreements are recognized ratably over the expected performance period under each respective arrangement. As a result, management makes its best estimate of the period over which we expect to fulfill our performance obligations under an arrangement. Any amounts received under the arrangement in advance of performance, if deemed substantive, are recorded as deferred revenue and recognized as revenue as we completes its performance obligations.

Milestones

We evaluate all milestones at the beginning of the agreement to determine if they meet the definition of a substantive milestone. Revenue is recognized from milestone payments when earned, provided that (i) the milestone event is substantive, in that it can only be achieved based in whole or in part on either our performance or on the occurrence of a specific outcome resulting from our performance, and its achievability was not reasonably assured at the inception of the agreement, (ii) we do not have ongoing performance obligations related to the achievement of the milestone, and (iii) it would result in the receipt of additional payments. A milestone payment is considered substantive if all of the following conditions are met: (i) the milestone payment is non-refundable; (ii) achievement of the milestone was not reasonably assured at the inception of the arrangement; (iii) substantive effort is involved to achieve the milestone; and (iv) the amount of the milestone payments appears reasonable in relation to the effort expended, the other milestones in the arrangement and the related risk associated with the achievement of the milestone.

Fees for research and development services

The deliverables under our collaboration and license agreements generally include deliverables related to research and development services performed on behalf of the collaboration partner. As the provision of research and development services is a part of our central operations and we are principally responsible for the performance of these services under the agreements, revenue is recognized on a gross basis for research and development services as those services are performed. Additionally, we recognize research funding related to collaborative research and development efforts as revenue as it performs or delivers the related services in accordance with contract terms as long as we will receive payment for such services upon standard payment terms.

Deferred Revenue

Amounts received prior to satisfying the above revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets. Amounts not expected to be recognized within the next 12 months are classified as non-current deferred revenue.

See Note 6 appearing elsewhere in this Annual Report for further discussion regarding revenue recognized during the year ended December 31, 2015.

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

Income Taxes

We provide for income taxes based on pretax income, if any, and applicable tax rates available in the various jurisdictions in which we operate. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. We record a valuation allowance to reduce our deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits, or UTBs, is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. It is our policy to recognize both accrued interest and penalties, if any, related to UTBs in income tax expense. See Note 10 to our financial statements appearing elsewhere in this Annual Report.

Business Combinations

Business combinations are accounted for using the acquisition method of accounting. Under the acquisition method, all assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date in our consolidated financial statements. The excess of the fair value of consideration transferred over the fair value of the net assets acquired is recorded as goodwill. Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and their fair values are adjusted as appropriate until the related contingencies are resolved. The resulting changes in fair values are recorded in earnings. See Note 4 and Note 13 to our financial statements appearing elsewhere in this Annual Report.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options, restricted stock units, and warrants or other equity instruments issued to non-employees, including consultants and members of our Scientific Advisory Board as consideration for goods or services received by us, are accounted for based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is recorded as expense over the vesting period. The fair value of a restricted stock unit equals the closing price of our common stock on the grant date. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which we have the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks

Interest Rate Fluctuation Risk

Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and short-term investments. As of December 31, 2015, we had $392.8 million in cash and cash equivalents, and $221.9 million in marketable securities. We invest our cash primarily in commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Because of the relatively short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

Inflation Risk

Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2015, 2014 or 2013.

Foreign Currency Exchange Risk

We are also exposed to foreign currency exchange rate risk relating to our funding of our European subsidiary, Kite Pharma EU.  Our balance sheet as of December 31, 2015 includes cash and cash equivalent balances of $0.9 million denominated in Euros.  We do not participate in any foreign currency hedging activities.  A hypothetical 10% increase (decrease) in the value of the Euro would result in a foreign currency translation effect of $0.1 million which would be recorded to other comprehensive income. Future changes in the U.S. dollar and Euro exchange rate may result in future recognition of exchange rate losses or higher than expected operating expenses as we fund the operations of our subsidiary.  We did not recognize exchange rate loss during the year ended December 31, 2015.

Item 8. Financial Statements and Supplementary Data

Kite Pharma, Inc.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kite Pharma, Inc.

We have audited the accompanying Consolidated Balance Sheets of Kite Pharma, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity and Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kite Pharma, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Kite Pharma, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 29, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors

Kite Pharma, Inc.

Santa Monica, California

We have audited the accompanying statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows of Kite Pharma, Inc. for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the Company’s results of operations and cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York

April 4, 2014

KITE PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	DECEMBER 31,	DECEMBER 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$392,843	$209,298
Marketable securities	221,879	157,742
Prepaid expenses and other current assets	16,371	1,330
Total current assets	631,093	368,370
Restricted cash	1,540	—
Property and equipment, net	30,116	2,275
Intangible assets, net	11,380	—
Goodwill	25,360	—
Other assets	8,474	108
Total assets	$707,963	$370,753
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$8,049	$2,320
Deferred revenue	16,333	—
Accrued expenses and other current liabilities	11,787	4,405
Total current liabilities	36,169	6,725
Deferred revenue, less current portion	32,176	—
Contingent consideration	16,080	—
Other non-current liabilities	7,778	1,439
Total liabilities	92,203	8,164
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized; 48,671,757 and 41,855,304 shares issued and outstanding, excluding 1,091,306 and 2,180,129 shares subject to repurchase at December 31, 2015 and December 31, 2014, respectively	49	42
Additional paid-in capital	775,588	420,848
Accumulated other comprehensive loss	(220)	(297)
Accumulated deficit	(159,657)	(58,004)
Total stockholders' equity	615,760	362,589
Total liabilities and stockholders' equity	$707,963	$370,753

KITE PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Revenue	$17,258	$—	$—
Operating expenses:
Research and development	76,369	23,089	5,088
General and administrative	44,207	13,569	1,339
Total operating expenses	120,576	36,658	6,427
Loss from operations	(103,318)	(36,658)	(6,427)
Other income (expense):
Interest income	1,809	371	52
Interest expense	(658)	(6,269)	(4)
Other income (expense)	514	(13)	13
Total other income (expense)	1,665	(5,911)	61
Net loss	(101,653)	(42,569)	(6,366)
Series A preferred stock dividend	—	(1,089)	(1,435)
Net loss attributable to common stockholders	$(101,653)	$(43,658)	$(7,801)
Net loss per share, basic and diluted	$(2.33)	$(1.91)	$(1.43)
Weighted-average shares outstanding, basic and diluted	43,636,652	22,822,204	5,473,384
Comprehensive loss:
Net loss	$(101,653)	$(42,569)	$(6,366)
Foreign currency translation adjustments	599	—	—
Unrealized loss on available-for-sale securities, net	(522)	(297)	—
Comprehensive loss	$(101,576)	$(42,866)	$(6,366)

KITE PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands, except share amounts)

	SERIES A				SECURITIES	ADDITIONAL		ACCUMULATED OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		CONVERTIBLE	PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	INTO EQUITY	CAPITAL	DEFICIT	LOSS	EQUITY
Balance at December 31, 2012	—	$—	5,415,316	$6	$14,192	$71	$(6,422)	$—	$7,847
Stock based compensation for services	—	—	105,000	—	—	125	—	—	125
Stock option exercise	—	—	7,500	—	—	—	—	—	—
Conversion of convertible notes into preferred stock	137,289	—	—	—	—	255	—	—	255
Issuance of preferred stock, net	10,655,436	11	—	—	—	19,586	—	—	19,597
Conversion of convertible securities into preferred stock	9,522,672	9	—	—	(14,192)	$14,183	—	—	—
Issuance of warrants to placement agent	—	—	—	—	—	123	—	—	123
Convertible securities beneficial conversion feature	—	—	—	—	—	2,647	(2,647)	—	—
Net loss	—	—	—	—	—	—	(6,366)	—	(6,366)
Balance at December 31, 2013	20,315,397	$20	5,527,816	$6	$—	$36,990	$(15,435)	$—	$21,581

	SERIES A				SECURITIES	ADDITIONAL		ACCUMULATED OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		CONVERTIBLE	PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	INTO EQUITY	CAPITAL	DEFICIT	LOSS	EQUITY
Balance at December 31, 2013	20,315,397	$20	5,527,816	$6	$—	$36,990	$(15,435)	$—	$21,581
Stock based compensation for services	—	—	7,812	—	—	16,145	—	—	16,145
Stock option exercise	—	—	515,035	—	—	386	—	—	386
Issuance of common stock, net	—	—	12,110,000	13	—	311,218	—	—	311,231
Conversion of convertible notes into common stock	—	—	3,300,735	3	—	50,498	—	—	50,501
Conversion of preferred stock into common stock	(20,315,397)	(20)	20,315,397	20	—	—	—	—	—
Payment of preferred stock dividend in common stock	—	—	78,509	—	—	—	—	—	—
Convertible securities beneficial conversion feature	—	—	—	—	—	5,611	—	—	5,611
Accumulated other comprehensive loss	—	—	—	—	—	—	—	(297)	(297)
Net loss	—	—	—	—	—	—	(42,569)	—	(42,569)
Balance at December 31, 2014	—	$—	41,855,304	$42	$—	$420,848	$(58,004)	$(297)	$362,589

	SERIES A				SECURITIES	ADDITIONAL		ACCUMULATED OTHER	TOTAL
	PREFERRED STOCK		COMMON STOCK		CONVERTIBLE	PAID-IN	ACCUMULATED	COMPREHENSIVE	STOCKHOLDERS'
	SHARES	AMOUNT	SHARES	AMOUNT	INTO EQUITY	CAPITAL	DEFICIT	LOSS	EQUITY
Balance at December 31, 2014	—	$—	41,855,304	$42	$—	$420,848	$(58,004)	$(297)	$362,589
Stock based compensation for services	—	—	—	—	—	40,420	—	—	40,420
Stock option exercise	—	—	2,000,369	2	—	8,296	—	—	8,298
Issuance of common stock, net	—	—	4,691,500	5	—	300,716	—	—	300,721
Issuance of common stock related to acquisition	—	—	66,121	—	—	4,209	—	—	4,209
Common stock warrants exercised	—	—	10,606	—	—	—	—	—	—
Employee stock purchase plan	—	—	47,857	—	—	1,099	—	—	1,099
Accumulated other comprehensive loss	—	—	—	—	—	—	—	77	77
Net loss	—	—	—	—	—	—	(101,653)	—	(101,653)
Balance at December 31, 2015	—	$—	48,671,757	$49	$—	$775,588	$(159,657)	$(220)	$615,760

KITE PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Cash flows from operating activities
Net loss	$(101,653)	$(42,569)	$(6,366)
Adjustment to reconcile net loss to net cash from operating activities
Depreciation and amortization	4,606	262	17
Stock-based compensation	40,420	16,145	125
Noncash interest expense	335	6,114	4
Deferred rent	1,649	72	(1)
Other adjustments	(11)	19	(13)
Amortization of discount on marketable securities	630	—	—
Gain on adjustment of contingent consideration	(580)	—	—
Changes in operating assets and liabilities
Deferred revenue	48,510	—	—
Prepaid expenses and other current assets	(14,762)	(1,089)	(47)
Other assets	(8,344)	(180)	(80)
Accounts payable	4,534	1,937	255
Accrued expenses and other current liabilities	8,493	2,285	453
Due to related party	86	(68)	41
Net cash used in operating activities	(16,087)	(17,072)	(5,612)
Cash flows from investing activities
Purchase of property and equipment	(26,573)	(2,100)	(279)
Purchases of marketable securities	(222,135)	(1,194,930)	—
Sales and maturities of marketable securities	156,858	1,036,891	—
Amounts used to secure facilities	(1,540)	—	—
Net cash paid related to acquisition of T-Cell Factory, B.V.	(14,690)	—	—
Net cash used in investing activities	(108,080)	(160,139)	(279)
Cash flows from financing activities
Principal payments on capital lease obligations	(16)	(17)	—
Initial public offering costs	—	(23,585)	—
Proceeds from issuance of common stock	300,721	334,815	—
Proceeds from exercise of stock options	6,958	2,939	—
Proceeds from issuance of preferred stock, net	—	—	19,597
Proceeds from issuance of convertible notes	—	50,000	—
Net cash provided by financing activities	307,663	364,152	19,597
Effect of exchange rate changes on cash	49	—	—
Net change in cash and cash equivalents	183,545	186,941	13,706
Cash and cash equivalents at beginning of period	209,298	22,357	8,651
Cash and cash equivalents at end of period	$392,843	$209,298	$22,357
Supplemental schedule of cash flows information:
Cash paid for interest	$2	$153	$17
Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes and accrued interest into equity	$—	$50,501	$15,000
Discount from conversion of securities convertible into equity	$—	$5,612	$254
Conversion of convertible securities into equity	$—	$2,525	$2,647
Employee stock purchase plan shares issued	$1,099	$—	$—
Tenant improvement allowance receivable	$2,614	$—	$—
Issuance of stock to purchase T-Cell Factory, B.V.	$4,209	$—	$—

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

The Company’s headquarters and primary operations are in Santa Monica, California. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including clinical trials, in collaboration with the Surgery Branch of the National Cancer Institute (“NCI”), hiring personnel, and raising capital to support and expand these activities. On March 17, 2015, the Company acquired T-Cell Factory B.V. (“TCF”), a Dutch company, for the opportunity to expand the Company’s pipeline of TCR-based product candidates. TCF has been renamed Kite Pharma EU B.V. (“Kite Pharma EU”).

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $159.7 million and $58.0 million as of December 31, 2015 and December 31, 2014, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles. Amounts formerly included in the options early exercise liability caption have been reclassified to conform to the current period’s classification under other current liabilities. Additionally, amounts formerly included in the other assets caption that related to construction in progress have been reclassified to the current period’s classification under property and equipment. Lastly, amounts formerly included in the options early exercise noncurrent liability caption as well as the deferred rent caption have been reclassified to the current period’s classification under other non-current liabilities.

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

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements include the accounts of its subsidiary, Kite Pharma EU. Intercompany balances and transactions have been eliminated during consolidation.

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

Investments

All investments have been classified as “available-for-sale” and are carried at fair value as determined based upon quoted market prices or pricing models for similar securities. Management determines the appropriate classification of its investments in debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are excluded from earnings and are reported as a component of comprehensive loss. Realized gains and losses and declines in fair value judged to be other than temporary, if any, on available-for-sale securities are included in interest income and other expense, net, respectively. The cost of securities sold is based on the specific-identification method. Interest on marketable securities is included in interest income. At December 31, 2015, there have been no significant realized gains or losses on available-for-sale securities for the periods presented.

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

Income Taxes

The Company provides for income taxes based on pretax income, if any, and applicable tax rates available in the various jurisdictions in which we operate. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (UTBs) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. It is the Company’s policy to recognize both accrued interest and penalties, if any, related to UTBs in income tax expense. See Note 10 for further discussion related to income taxes.

Business Combinations

The total cost of an acquisition is allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred. The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may retroactively record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

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

The weighted average amortization period for the total amount of intangible assets is 4.5 years. The Company’s definite-lived intangible assets are summarized as follows (in thousands):

	DECEMBER 31, 2015
	Non-Compete Agreements	Licensing Agreements	Total
Gross carrying amount	$11,606	$3,081	$14,687
Accumulated amortization	(3,063)	(244)	(3,307)
Net intangible assets	$8,543	$2,837	$11,380

Amortization expense related to intangible assets that is included as operating expenses in the consolidated statements of operations was $3.3 million, $0 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table represents the remaining estimated amortization of definite-lived intangible assets as of December 31, 2015 (in thousands):

Amortization
YEARS ENDED DECEMBER 31,
2016	$4,176
2017	4,176
2018	1,114
2019	308
2020	308
2021 and thereafter	1,298
Total	$11,380

Property and equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation, amortization and, if applicable, impairment charges. We review our property and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided over the assets’ useful lives on a straight-line basis, generally over a three to seven year time period. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. See Note 5 for further discussion regarding property and equipment.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are expensed as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $0.3 million, $0.5 million, and $0.7 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of December 31, 2015 and 2014, respectively (in thousands):

	DECEMBER 31, 2015	DECEMBER 31, 2014
Accrued compensation costs	$6,630	$2,233
Accrued clinical expenses	999	—
Stock option early exercise liability	940	1,273
Accrued research and development costs	796	569
Accrued legal expenses	449	—
Tenant improvement liabilities - short term	300	—
Accrued past patent expense reimbursement	156	126
Accrued related party costs	89	3
Accrued other expense	1,428	201
Total accrued expenses and other current liabilities	$11,787	$4,405

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

During the year ended December 31, 2015, the Company recognized $17.1 million of revenue under the Amgen Agreement. As of December 31, 2015, the Company had deferred revenue relating to the Amgen Agreement of $47.2 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, legal, investor relations, facilities, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, sublicense royalty expenses, legal fees relating to corporate matters, insurance, public company expenses relating to maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers, and adjusting its accruals as actual costs become known.

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

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options, restricted stock units, and warrants or other equity instruments issued to non-employees, including consultants and members of the Company’s Scientific Advisory Board as consideration for goods or services received by the Company, are accounted for based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is recorded as expense over the vesting period. The fair value of a restricted stock unit equaled the closing price of our common stock on the grant date. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.

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

The following table sets forth potentially dilutive securities for the periods presented:

	DECEMBER 31,
	2015	2014	2013
Series A preferred stock	—	—	20,315,397
Warrants to purchase common stock	148,444	159,049	—
Unvested early exercise options	1,091,306	2,180,129	—
Options to purchase common stock	5,404,161	5,338,707	2,767,222
Total	6,643,911	7,677,885	23,082,619

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

The following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of the periods presented:

	DECEMBER 31,
	2015	2014	2013
Warrants to purchase common stock	—	—	159,049
Options to purchase common stock	1,989,100	—	—
Total	1,989,100	—	159,049

Amounts in the tables above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of basic and diluted loss per common share for the periods presented (in thousands, except share and per share amounts):

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Numerator:
Net loss	$(101,653)	$(42,569)	$(6,366)
Series A preferred stock dividends	—	(1,089)	(1,435)
Net loss attributable to common shareholders	$(101,653)	$(43,658)	$(7,801)
Denominator:
Weighted-average common shares outstanding	45,092,207	24,513,751	5,473,384
Less: weighted-average unvested common shares subject to repurchase	(1,455,555)	(1,691,547)	—
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	43,636,652	22,822,204	5,473,384
Net loss per common share attributable to common stockholders, basic and diluted	$(2.33)	$(1.91)	$(1.43)

Recent Accounting Pronouncements

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The new standard requires that an acquiror recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosure requirements related to the adjustments. The new standard will be effective for the Company on January 1, 2016. The impact of the adoption of this standard will not have a material impact on the Company’s financial position or results of operations.

In the fourth quarter of 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The new standard requires all companies to prospectively classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The new standard will be effective for public entities on January 1, 2017. However, early adoption is permitted. The Company has chosen to early adopt this standard, but there was no impact to the consolidated balance sheets as the Company has no net deferred income taxes presented on its consolidated balance sheets.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. Equity investments not accounted for under the equity method of accounting will be measured at fair value, with changes in fair value recognized in current earnings. This standard becomes effective for fiscal years beginning after December 15, 2017. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not believe the adoption of this standard will have a material impact on its financial position, results of operation or related financial statement disclosures.

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

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2015 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds(1)	$54,854	$54,854	$—	$—
Corporate debt securities	116,935	—	116,935	—
Government sponsored entities	104,944	—	104,944	—
Total	$276,733	$54,854	$221,879	$—

Liabilities:
Contingent consideration	$16,080	$—	$—	$16,080

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2014 are as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds(1)	$1,769	$1,769	$—	$—
Commercial paper	10,010	—	10,010	—
Corporate debt securities	67,473	—	67,473	—
Government sponsored entities	80,259	—	80,259	—
Total	$159,511	$1,769	$157,742	$—

(1)	Included within cash and cash equivalents on the Company’s consolidated balance sheets.

There were no assets and liabilities subject to fair value measurement at December 31, 2013.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of December 31, 2015. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Additionally, the Company has incurred contingent consideration obligations in connection with the acquisition of Kite Pharma EU, which it has classified as Level 3.  These contingent consideration obligations are recorded at their estimated fair value, and are revalued when an event takes place or information becomes available that would indicate that the value of these obligations has changed, until such time that the contingencies related to these obligations are resolved. The value of the contingent consideration is accreted every reporting period based on the passage of time, using the discount rates used during their initial determination as of the acquisition date with a corresponding charge to interest expense. During the year ended December 31, 2015 the Company recorded $0.6 million as interest expense related to contingent consideration accretion.

The table below sets forth a summary of the changes in the fair value of the Company’s contingent consideration liability for the year ended December 31, 2015 (in thousands):

	Balance at December 31, 2014	Recorded new contingent liability	Change in estimated fair value recognized in results of operations	Gross change related to foreign currency	Balance at December 31, 2015
Contingent Liability	$—	$16,622	$(632)	$90	$16,080

The fair value measurements of these obligations are based on significant unobservable inputs related to sales and development milestones related to the Kite Pharma EU business combination and are reviewed periodically by management in our R&D organization. These inputs include the estimated probabilities and timing of achieving specified development and sales milestones, as well as the discount rate used to determine the present value of these milestones. Significant changes that would increase or decrease the probabilities or timing of achieving the development and sales milestones would result in a corresponding increase or decrease in the fair value of the contingent consideration obligations, which would be recognized in other income (expense) in the consolidated statements of operations. A reduction to contingent consideration was recognized as other income in the consolidated statements of operations during the year ended December 31, 2015. See Note 13 – T-Cell Factory Acquisition for further discussion.

Investments classified as available-for-sale at December 31, 2015 consisted of the following (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity (in years)	Cost	Gains	Losses	Fair Value
Marketable Securities:
Corporate debt securities	1 year or less	$58,826	$2	$(78)	$58,750
Corporate debt securities	1-2 years	36,977	9	(86)	36,900
Corporate debt securities	More than 2 years	21,372	2	(89)	21,285
Government sponsored entities	1 year or less	57,059	3	(59)	57,003
Government sponsored entities	1-2 years	29,174	—	(88)	29,086
Government sponsored entities	More than 2 years	18,949	—	(94)	18,855
Total available-for-sale securities		$222,357	$16	$(494)	$221,879

Investments classified as available-for-sale at December 31, 2014 consisted of the following (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity (in years)	Cost	Gains	Losses	Fair Value
Marketable Securities:
Commercial paper	1 year or less	$10,010	$—	$—	$10,010
Corporate debt securities	1 year or less	35,077	—	(43)	35,034
Corporate debt securities	1-2 years	32,535	—	(96)	32,439
Government sponsored entities	1 year or less	50,947	2	(31)	50,918
Government sponsored entities	1-2 years	28,389	—	(44)	28,345
Government sponsored entities	More than 2 years	1,000	—	(4)	996
Total available-for-sale securities		$157,958	$2	$(218)	$157,742

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on the accompanying consolidated balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company recognizes realized gains or losses on sales or maturities of available-for-sale securities as net interest income. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive loss. At December 31, 2015, the aggregate fair value of securities held by the Company in an unrealized loss position was $105.1 million, which consisted of 112 securities. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is unlikely that the Company will be required to sell these investments before recovery of their amortized cost basis. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of December 31, 2015 and 2014 (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2015	2014
Laboratory equipment	$9,392	$1,362
Computer equipment and software	1,715	282
Office equipment and furniture	1,918	377
Leasehold improvements	3,595	334
Construction in progress	15,314	182
	31,934	2,537
Less: accumulated depreciation and amortization	(1,818)	(262)
Property and equipment, net	$30,116	$2,275

Depreciation and amortization expense was $1,695,208, $261,583 and $16,791 for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization related assets under capital leases were included in the depreciation and amortization expense noted above. The net book value of assets under capital leases at December 31, 2015 and 2014 was $177,123 and $77,958, respectively, net of accumulated depreciation of $131,055 and $18,071, respectively.

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

Upon execution of the UCLA License Agreement, the Company made an aggregate one-time cash payment to the Regents of $10,000 which was expensed as research and development expense and agreed to reimburse the Regents for past patent expenses totaling $166,000 in 24 monthly installments commencing on February 9, 2013. Additionally, the Company issued to the Regents 27,400 shares of common stock, par value $0.001 per share, valued at $10,412. The Company is required to make performance-based cash payments upon successful completion of clinical and regulatory milestones relating to the Licensed Product in the United States, Europe and Japan. The aggregate potential milestone payments are $2.2 million, of which $2.0 million is due only after marketing approval in the United States, Europe and Japan. The first milestone payment will be due upon the dosing of the first patient in the first Phase 2 clinical study of a Licensed Product in the United States. The Company was not required to make any milestone payments for the years ended December 31, 2015, 2014 and 2013.

Cooperative Research and Development Agreements with the NCI

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

The CRADA had a five-year term commencing August 31, 2012 and expiring on August 30, 2017. On February 24, 2015, the Company amended the CRADA by expanding  the research plan to include (1) the research and development of the next generation of TCR-based product candidates that are engineered to recognize neo-antigens, which are specific to the unique genetic profile of a patient’s own tumor, (2) the optimization of new methods to manufacture this next generation of TCR-based product candidates and (3) the advancement of CAR-based product candidates for the treatment of clear cell renal cell carcinoma and TCR-based product candidates for the treatment of certain epithelial tumors such as lung and colorectal cancer. To support the additional research activities under the amended CRADA, beginning in the first quarter of 2015, the Company’s quarterly payments to the NCI increased from $250,000 to $750,000.Total expenses recognized under the CRADA were $2.7 million for the year ended December 31, 2015, and $1.0 million for each of the years ended December 31, 2014 and 2013, respectively.

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

On January 4, 2016, the Company entered into a second CRADA for the research and clinical development of a fully human anti-CD19 CAR-based product candidate for the treatment of B cell lymphomas and leukemias. Under this CRADA, the Company is collaborating with James N. Kochenderfer, M.D., an investigator in the Experimental Transplantation and Immunology Branch of the NCI, to evaluate this product candidate in a Phase 1 clinical study.  In addition, this CRADA will focus on the development of next-generation CAR programs directed against other novel antigens for the treatment of B cell lymphomas and leukemias.

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

The Company is also required to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the 2012 CRADA, and thereafter shall be payable on each January 1st.

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

The expenses recognized under the NIH license were $196,484, $90,000 and $191,200 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Pursuant to the Cabaret License, the Company made a one-time cash payment to Dr. Eshhar in the amount of $25,000 and reimbursed Dr. Eshhar for past patent expenses totaling $350,000. The Company shall be required to make cash milestone payments upon successful completion of clinical and regulatory milestones in the United States and certain major European countries relating to each product covered by the Cabaret License (each, a “Cabaret Licensed Product”). The aggregate potential milestone payments are $3.9 million for each of the first two Cabaret Licensed Products, of which $3.0 million is due only after marketing approval in the United States and at least one major European country. Thereafter, for each subsequent Cabaret Licensed Product such aggregate milestone payments shall be reduced to $2.7 million. The first milestone payment was due upon the acceptance of an IND application by the FDA for the first Cabaret Licensed Product, and was paid during the first quarter of 2015. The Company has also agreed to pay Cabaret royalties on net sales of Cabaret Licensed Products at rates in the mid-single digits. Prior to the first commercial sale of a Cabaret Licensed Product, the Company will pay Cabaret an annual license fee equal to $30,000. To the extent the Company enters into a sublicensing agreement relating to a Cabaret Licensed Product, the Company is required to pay Cabaret a percentage of all non-royalty income received as well as payment on Cabaret’s behalf of any applicable taxes due, which percentage will decrease based upon the stage of development of the Cabaret Licensed Product at the time of sublicensing.

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

Due to the receipt of the $60.0 million upfront license payment from Amgen in connection with the Amgen Agreement, in April 2015 the Company paid $13.8 million to Cabaret as a sublicense fee, which includes $1.8 million of applicable taxes paid on Cabaret’s behalf as required under the Cabaret License. As of December 31, 2015, a $3.5 million deferred asset was recorded under the other current assets caption on the consolidated balance sheets, and a $7.1 million non-current deferred asset was recorded under the other assets caption of the consolidated balance sheets. Both of these amounts will be recognized as sublicense fee expense within general and administrative expense on a straight line basis over the same period as the license income. For the year ended December 31, 2015, the Company recorded $3.2 million in sublicense fee expense related to the Cabaret license.

The expenses recognized in connection with the Cabaret License were $3,700,417, $25,000 and $375,000 for the years ended December 31, 2015, 2014 and 2013, respectively.

June 2014 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated June 2, 2014, the Company holds an exclusive, worldwide license to certain intellectual property related to TCR-based product candidates that target the NY-ESO-1 antigen for the treatment of any NY-ESO-1 expressing cancers. As of the date of the license, NY-ESO-1 expressing tumors can be found in the following cancers: sarcoma, urothelial carcinoma, esophageal carcinoma, non-small cell lung cancer, breast carcinoma, ovarian carcinoma, prostate carcinoma, multiple myeloma, hepatocellular carcinoma, gastric cancer, head and neck cancer, pancreatic carcinoma, brain cancer, colorectal carcinoma and melanoma.

Pursuant to the terms of this license, the Company paid the NIH a cash payment in the aggregate amount of $150,000. The Company also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $30,000.

The terms of this license also requires the Company to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the 2012 CRADA, and thereafter shall be payable on each January 1. The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments are $4.0 million, of which aggregate payments of $3.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the Company’s first sponsored human clinical study.

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

The expenses recognized under the NIH license were $12,000, $184,058 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The terms of this license also require the Company to pay the NIH minimum annual royalties in the amount of $20,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the 2012 CRADA, and thereafter shall be payable within 30 days of January 1.

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

The expenses recognized under the NIH license were $22,000, $392,000 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

October 2015 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated October 1, 2015, the Company holds an exclusive, worldwide license to certain intellectual property related to TCR-based product candidates directed against MAGE A3 and A3/A6 antigens for the treatment of tumors expressing MAGE.  Pursuant to the terms of this license, the Company paid the NIH a cash payment in the aggregate amount of $1.2 million in November 2015. The Company also agreed to reimburse the NIH for past patent expenses in the aggregate amount of approximately $136,000.

The terms of this license also require the Company to pay the NIH minimum annual royalties in the amount of $75,000. The first minimum annual royalty payment is payable on the date that is 60 days following the expiration of the 2012 CRADA, and thereafter is payable within 30 days of January 1.

The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments for each licensed product are $8.4 million, of which aggregate payments of $6.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. Also, a benchmark payment of $150,000 will be due upon the commencement of the Company’s first sponsored Phase 1 clinical trial for each licensed product in each indication.

In addition, the Company is required to pay the NIH one-time benchmark payments following aggregate net sales of up to $1.0 billion of licensed products. The aggregate potential amount of these benchmark payments is $12.0 million. The Company must also pay the NIH royalties on net sales of products covered by this license at rates in the mid-single digits. To the extent the Company enters into a sublicensing agreement relating to a licensed product, the Company is required to pay the NIH a percentage of all consideration received from a sublicensee, which percentage will decrease based on the stage of development of the licensed product at the time of the sublicense. Any such sublicense payment is subject to a certain cap.

The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. None of the applications included in the NIH licensed patent rights have issued yet. Any patents issuing from these applications will have a base expiration date no earlier than 2032. The NIH may terminate or modify the license in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days written notice to the NIH. In addition, the NIH has the right to require the Company to sublicense the rights to the product candidates covered by the license upon certain conditions, including if the Company is not reasonably satisfying required health and safety needs or if the Company is not satisfying requirements for public use as specified by federal regulations.

The expenses recognized under the NIH license were $1.3 million, $0 and $0 for the years ended December 31, 2015, 2014 and 2013, respectively.

Amgen Research Collaboration and License Agreement

On December 31, 2014, the Company entered into the Amgen Agreement, pursuant to which the Company and Amgen expect to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets. Under the terms of the Amgen Agreement, the Company and Amgen will jointly create preclinical development plans through IND filing with the FDA for the research and development of CAR-based product candidates that target certain antigens expressed on the cell surface of various cancers. The Company and Amgen expect to progress multiple Amgen programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Amgen selected cancer target. The Company and Amgen also expect to progress multiple Company programs, each consisting of the development of one or more CAR-based product candidates directed against a certain Company selected cancer target. Under certain circumstances, the collaboration may be expanded to include the research and development of other product candidates.

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

During the year ended December 31, 2015, the Company recognized $17.1 million of revenue under the Amgen Agreement. As of December 31, 2015, the Company had deferred revenue relating to the Amgen Agreement of $47.2 million.

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

Both companies will share overall costs, including research and development and sales and marketing expenses, and any future profits will be equally split between the companies. During the year ended December 31, 2015, the Company incurred $47,700 in expenses related to this collaboration.

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

LLS paid the Company $0.5 million in July 2015 and an additional $1.0 million in November 2015. The remaining funding will be provided upon reaching certain clinical milestones over the duration of the Company’s ongoing Phase 1-2 clinical trial of KTE-C19. Certain regulatory and commercial milestone payments will be made to LLS, based on the development progress of KTE-C19, or upon certain other events, including the out-licensing to a third party of the rights to develop or commercialize KTE-C19, or if the Company combines with or is sold to another company.

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

The Company considers its agreement with LLS to be a revenue arrangement with multiple deliverables.  The Company determined that the substantive deliverables are limited to the clinical development of KTE-C19, Research Advisory Committee (“RAC”) participation, and participating in LLS activities, which together represented a single unit of accounting. The Company deemed that the participation on the RAC is tied to the development of KTE-C19 and occurs concurrently with the research and development services. Participation on the RAC does not have a separate and stand-alone value, as it is essential to the development of KTE-C19 and the Company has sole responsibility for the research and development activities. Participation in activities for LLS are not considered to have a significant value to LLS as the participation is limited to two times per calendar year and the expected value is immaterial. The Company recorded the $1.5 million upfront payment as deferred revenue, which will be recognized as revenue over the expected development period. The Company recorded $0.2 in revenue related to the LLS upfront payment for the year ended December 31, 2015.

License and Research Agreement with Alpine Immune Sciences, Inc.

On October 26, 2015, the Company and Alpine Immune Sciences, Inc. (“AIS”) entered into an exclusive, worldwide license and research agreement to research, develop, and commercialize engineered autologous T cell therapies incorporating two programs from AIS’ transmembrane immunomodulatory protein (“TIP™”) technology.

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

Pursuant to the Agreement, the Company paid AIS a $5.0 million upfront payment. The Company also paid $0.5 million in additional payments to support AIS’ research. The Company recorded $1.3 million to research and development expense, and $3.7 million as a deferred asset that will be recognized as research and development expense over the period in which the research and development activities are performed. AIS will be eligible to receive up to $530.0 million in total milestone payments based on the successful completion of research, clinical and regulatory milestones relating to both program TIPs. At the Company’s option, a portion of the milestones may be paid in shares of the Company’s common stock. AIS will also be eligible to receive a low single digit royalty for sales on a licensed product-by-licensed product and country-by-country basis, until the later of (i) the date on which the licensed product is no longer covered by certain intellectual property rights, and (ii) a defined term from the first commercial sale of the licensed product.

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

NOTE 8—STOCKHOLDERS’ EQUITY

Series A Preferred Stock

As a result of the IPO completed in June 2014, 20,315,397 Series A Preferred Shares which were then outstanding converted into an equivalent number of shares of the Company’s common stock on a one-to-one basis.  In addition, the Company issued 78,509 shares of its common stock in satisfaction of $2,524,894 in related accrued dividends, which was based on the price of the Company’s stock on the date of the closing of the IPO.

Beginning six months after the IPO, certain holders of our common stock may request in writing that the Company effect the registration of such Registrable Securities (as defined) under the Securities Act. Upon receipt of such written notice, the Company shall promptly use its best efforts to effect the registration.

Follow-On Offerings

On December 16, 2014, the Company completed its follow-on offering and sold an additional 3,485,000 shares of its common stock at a price of $54.00 per share.  As a result of the follow-on offering, the Company raised a total of approximately $177.1 million in net proceeds after deducting underwriting discounts and commissions of $10.8 million and offering expenses of $0.3 million. Costs directly associated with the follow-on offering were capitalized and recorded as deferred offering costs prior to the completion of the follow-on offering. These costs have been recorded as a reduction of the proceeds received from the follow-on offering.

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

On December 15, 2015, the Company completed an additional follow-on offering and sold an additional 4,168,750 shares of its common stock (inclusive of 543,750 shares of common stock sold by the Company pursuant to the full exercise of an overallotment option granted to the underwriters in connection with the offering) at a price of $69.00 per share.  As a result of this offering, the Company raised a total of approximately $272.6 million in net proceeds after deducting underwriting discounts and commissions of $14.4 million and offering expenses of $0.7 million. Costs directly associated with the offering were capitalized and recorded as deferred offering costs prior to the completion of the follow-on offering. These costs have been recorded as a reduction of the proceeds received from the follow-on offering.

NOTE 9—STOCK BASED COMPENSATION

Employee Stock Purchase Plan

During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was $702,748 and $126,561 for the years ended December 31, 2015 and 2014, respectively.

A maximum of 360,000 shares of our common stock may be sold pursuant to purchase rights under the ESPP, subject to adjustment for stock splits, stock dividends, and comparable restructuring activities.  The ESPP also includes an “evergreen” feature, which provides that an additional number of shares will automatically be added to the shares authorized for issuance under the ESPP on January 1st of each year, beginning on the first January 1 immediately following the effective date of June 19, 2014 and ending on (and including) January 1, 2024. The number of shares added each calendar year will be the lesser of (a) 1% of the total number of shares of the Company’s capital stock (including all classes of the Company’s common stock) outstanding on December 31st of the preceding calendar year, and (b) 720,000 shares.  However, the Board may decide to approve a lower number of shares (including no shares) before January 1 of any year. During January 2015 in accordance with the evergreen feature of the ESPP, the maximum number of common shares issuable under the ESPP was increased by 440,354 shares to 800,354 shares. During the year ended December 31, 2015, the Company issued 47,857 shares under the ESPP.

The stock purchasable under the ESPP will be shares of authorized but unissued or reacquired common stock, including shares repurchased by the Company on the open market. If a purchase right under the ESPP terminates without having been exercised in full, any shares not purchased under that purchase right will again become available for issuance under the ESPP.

Restricted Stock Units and Stock Options

Eligible employees may receive a grant of RSUs annually with the size and type of award generally determined by the employee’s salary grade and performance level. In addition, certain management and professional level employees typically receive stock options and RSU grants upon commencement of employment. Eligible employees may also receive a grant of stock options annually. Non-employee members of our Board of Directors will receive a grant of RSUs and stock options annually and any future new directors are expected to receive a grant of RSUs and stock options.

The Company’s RSU and stock option grants provide for accelerated or continued vesting in certain circumstances as defined in the plans and related grant agreements, including a termination in connection with a change in control. RSUs generally vest in equal amounts on each of the first four anniversaries of the grant date. Stock options generally vest in a 25% increment upon the first anniversary of the grant date, and in equal monthly amounts for the three years following the one year anniversary of the grant date.

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

As of December 31, 2015, 57,723 shares remained available for future issuance. Under the evergreen provision of the Plan, an additional 2,488,153 shares became authorized and available for future grant on January 1, 2016.

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Risk-free interest rate	1.19% - 2.02%	1.62 - 1.77%	0.83% to 1.42%
Expected volatility	67.5% - 80.0%	75.0% - 80.0%	79.0% to 80.0%
Stock price	$50.02 - $79.34	$1.35 - $53.90	$0.38 - $0.70
Expected term	6 years	6 years	6 years
Expected dividend yield	0%	0%	0%

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Stock-based compensation for the years ended December 31, 2015, 2014 and 2013 are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
General and administrative	$20,694	$6,129	$44
Research and development	19,978	10,016	81
Total	$40,672	$16,145	$125

A summary of the status of the options issued under the Plan as of December 31, 2015, and information with respect to the changes in options outstanding is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE
	OUTSTANDING	AVERAGE	REMAINING	AGGREGATE
	STOCK	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Balance at January 1, 2015	5,338,707	$14.01	9.2	$231,858,684
Granted under the Plans	3,326,100	61.89
Exercised	(911,545)	7.87
Surrendered/Cancelled	(360,001)	61.04
Balance at December 31, 2015	7,393,261	$34.18	8.8	$211,104,379
Vested at December 31, 2015	7,141,161	$33.60	8.8	$207,850,880
Exercisable at December 31, 2015	1,921,748	$12.30	8.1	$94,816,403

As of December 31, 2015, total compensation expense not yet recognized related to stock option grants amounted to approximately $151.3 million, which will be recognized over the a weighted-average period of 2.8 years. Additionally, 1,091,306 options that were early exercised for total proceeds of $1.2 million were unvested, and were recorded as a current and long term liability, based on their vesting date, on the consolidated balance sheets. The weighted-average grant date fair value per share of options granted under the Plan was $61.89, $13.36 and $0.47 for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table summarizes information about stock options outstanding as of December 31, 2015:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
EXERCISE PRICE	TOTAL SHARES	CONTRACTUAL LIFE	EXERCISE PRICE	TOTAL SHARES	EXERCISE PRICE
$0.38	230,750	6.0	$0.38	187,625	$0.38
0.70	874,678	7.9	0.70	585,823	0.70
1.35	1,049,333	8.2	1.35	443,957	1.35
6.89 - 17.00	1,008,913	8.4	10.22	308,168	10.80
25.50 - 51.41	764,187	9.0	38.76	110,229	33.02
51.43 - 53.90	946,800	9.1	52.67	209,826	52.78
54.02 - 63.25	812,000	9.5	58.69	58,828	58.03
63.50 - 64.08	804,600	9.7	63.84	17,292	63.52
64.12 - 72.33	760,000	9.4	67.48	—	—
72.42 - 79.34	142,000	9.7	73.95	—	—
Total	7,393,261	8.8	$34.18	1,921,748	$12.30

During 2015, 187,100 RSU awards were issued with a weighted average grant date fair value of $64.32. The grant date fair value of an RSU equaled the closing price of our common stock on the grant date. There were no restricted stock units granted, outstanding or unvested during 2014 or 2013. As of December 31, 2015 there was approximately $11.9 million of unrecognized compensation costs related to RSU awards, which are expected to be recognized over a weighted average period of 3.0 years.

NOTE 10—INCOME TAXES

The composition of our income tax (expense) benefit from continuing operations for the years ended December 31, 2015, 2014, and 2013, was as follows (in thousands):

	Current	Deferred	Total
Year ended December 31, 2015:
U.S. Federal	$—	$—	$—
State	1	—	1
Foreign	—	—	—
Total	1	—	1

Year ended December 31, 2014:
U.S. Federal	$—	$—	$—
State	1	—	1
Foreign	—	—	—
Total	1	—	1

Year ended December 31, 2013:
U.S. Federal	$—	$—	$—
State	1	—	1
Foreign	—	—	—
Total	1	—	1

The following table reconciles our effective income tax rate from continuing operations to the federal statutory tax rate of 34%:

	YEAR ENDED DECEMBER 31,
	2015	2014	2013
Federal income taxes	34.00%	34.00%	34.00%
State income taxes, net of federal benefit	3.77%	5.08%	5.80%
Foreign rate differential	-3.51%	0.00%	0.00%
Meals and entertainment	-0.04%	-0.06%	0.00%
Book compensation on ISO issuance	-2.87%	-2.02%	0.00%
Disqualifying dispositions of ISO options	0.60%	0.00%	0.00%
Non-cash interest	0.00%	-0.53%	0.00%
Nonqualified option exercises	0.00%	-2.39%	0.00%
Net operating losses expiring due to Section 382 limitation	-1.36%	0.00%	0.00%
Return to provision difference	-0.21%	0.00%	0.00%
ASC 740-10	-8.11%	0.00%	0.00%
Other permanent differences	0.13%	0.00%	-6.70%
Change in valuation allowance	-22.40%	-28.85%	-33.10%
Prior period true up	0.00%	-5.23%	0.00%
Income tax expense from continuing operations	0.00%	0.00%	0.00%

The Company has chosen to early adopt ASU No. 2015-17 issued by FASB, which requires all companies to either prospectively or retrospectively classify all deferred tax assets and liabilities as noncurrent on the balance sheet. The Company has elected to apply these requirements prospectively. As of December 31, 2015 and 2014, the tax effects of temporary differences that gave rise to significant portions of deferred tax assets and deferred tax liabilities were:

	December 31,
	2015	2014
Deferred tax assets - current:
Accruals	$—	$785
Less: valuation allowance	—	(724)
Total deferred tax assets - current	—	61
Deferred tax liabilities - current:
Section 481 adjustment	—	(19)
Deferred state taxes	—	(54)
Total deferred tax liabilities - current	—	(73)
Net deferred tax assets - current	$—	$(12)

Deferred tax assets - noncurrent:
Deferred rent	$754	$48
Net operating losses	5,582	13,837
Stock compensation	14,974	3,842
Accrued compensation	2,234	—
Deferred revenue	21,205	—
Unrealized losses	351	—
Patents	—	8
Less: valuation allowance	(40,164)	(16,359)
Net deferred tax assets	4,936	1,376
Deferred tax liabilities - noncurrent:
Section 481 adjustment	(19)	(19)
Fixed assets	(1,254)	(91)
Intangible assets	(3,201)	—
Deferred state taxes	(3,307)	(1,254)
Total deferred tax liabilities - noncurrent	(7,781)	(1,364)
Net deferred tax (liabilities) assets - noncurrent	$(2,845)	$12

The following table summarizes the total deferred tax assets and total deferred tax liabilities provided in the previous table:

	YEAR ENDED DECEMBER 31,
	2015	2014
Total deferred tax assets	$45,100	$18,520
Less: Valuation allowance	(40,164)	(17,083)
Less: Total deferred tax liabilities	(7,781)	(1,437)
Net deferred tax liabilities	$(2,845)	$—

 As of December 31, 2015, we continue to provide a full valuation allowance against deferred tax assets for all jurisdictions.  In evaluating the need for a valuation allowance, we consider all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies.  We have cumulative U.S. pretax accounting loss for the years 2015, 2014, and 2013.

As of December 31, 2015, we had $79.2 million of federal net operating losses, which can be carried forward for 20 years and will begin expiring in 2031.  We also had $89.7 million in California net operating losses, which can be carried forward for 20 years and will begin expiring in 2031.  Additionally, we had $1.7 million of foreign net operating losses, which can be carried forward for 9      years and will begin expiring in 2024.   Our net operating loss carryforwards include a $45.1 million of excess tax benefit from stock option deductions, which have not been recognized for financial statement purposes.  The excess tax benefit will be credited to additional paid-in capital, when the net operating loss is utilized and reduces current-year income tax payable.

In general, if the Company experiences a greater than 50 percentage point aggregate change in ownership of certain significant stockholders over a three-year period (a "Section 382 ownership change"), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company's stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial. The Company has performed an analysis to determine if there have been any Section 382 ownership changes, and determined that approximately $4.1 million of NOL carryforwards would be expire before utilization as a result of the ownership changes indicated by the analysis.

We file income tax returns in federal and state jurisdictions.  The Company is currently subject to examination for all years since its inception.

As of December 31, 2015, we had $10.4 million of uncertain tax benefits that, if unrecognized, would impact the effective tax rate.  None of these uncertain tax benefits are expected to be resolved within the next twelve months. Authoritative guidance requires companies to accrue interest and related penalties, if applicable, on all tax positions for which reserves have been established consistent with jurisdictional tax laws.  We recognize accrued interest and penalties related to uncertain tax benefits as a component of income tax expense.  There was no amount accrued for interest related to unrecognized tax benefits in 2015.  No penalties have yet to be accrued for any year.

The following table summarizes the activity related to uncertain tax benefits for 2015, 2014, and 2013, excluding any interest or penalties:

	For the year ended December 31,
	2015	2014	2013
Balance as of January 1
Gross increases - tax positions in prior periods	$—	$—	$—
Gross decreases - tax positions in prior periods	—	—	—
Gross increases - tax positions in current periods	10,392	—	—
Gross decreases - tax positions in current periods	—	—	—
Net income tax benefit	$10,392	$—	$—

NOTE 11—RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of

TRC. The costs incurred for these services were $300,000, $330,000 and $253,467 for the years ended December 31, 2015, 2014 and 2013, respectively.

In addition from time-to-time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $40,067, $45,376 and $30,457 for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015 and 2014, the Company had a payable to TRC of $88,729 and $77,988, respectively. The amounts are recorded as other current liabilities and accounts payable on the consolidated balance sheets. All balances owed as of December 31, 2014 were paid in full during the first quarter of 2015 and all balances owed as of December 31, 2015 are expected to be paid in full during the first quarter of 2016.

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

Management used the following assumptions for the Black-Scholes valuation of the Series A Warrants:

MAY 10,
2013
Weighted-average term	5.0 years
Volatility	75.0%
Risk-free interest rate	0.82%
Dividend yield	6.0%

In connection with the IPO and the conversion of the Series A Preferred Shares into common stock, these warrants converted to warrants that are exercisable for shares of common stock at an exercise price equal to $2.04.

NOTE 12—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of December 31, 2015 and 2014. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

On May 9, 2013, the Company entered into a lease agreement for a facility to be used for administrative and research and development activities. The lease commenced on June 15, 2013 and has a 10-year initial term expiring on June 15, 2023. The lease also provides for rent abatements and scheduled increases in base rent. The lease also contains options for the Company to extend the lease upon its initial expiration. In connection with the lease, the Company made a one-time cash security deposit in the amount of $100,000.

On January 26, 2015, the Company entered into a lease agreement with Merritt SAB 17, LP, for manufacturing and processing of engineered autologous cell therapy, research and development, and office space in Santa Monica, California. The lease has a 10-year term commencing on February 1, 2015. Upon certain conditions, the Company has two options to extend the lease each for an additional five years. The Company is required to remit base rent of $45,540 per month, which will increase at a rate of 3% per year. The Company uses leased space for manufacturing and processing of engineered autologous cell therapy, research and development and offices.

On February 17, 2015, the Company entered into a lease agreement with 2355 Utah Industrial Capital, LLC, for space in El Segundo which is adjacent to Los Angeles International Airport. The lease has a 10-year and seven month term commencing on January 1, 2016. Upon certain conditions, the Company has two options to extend the lease, each for an additional five years. The Company paid $124,183 upon execution of the lease and is required to remit base rent of $124,183 per month, or $2.85 per square foot, which will increase at a rate of 3% per year. The monthly installments will be abated for the months of February 2016, January and February 2017, January 2018, January 2019, January 2020 and January 2021. The Company also has an option to expand the lease for additional square footage at the same rent per square foot as the base premises, which option must be exercised prior to July 1, 2017.

On June 22, 2015, the Company entered into a sublease agreement with Goldline, LLC, for office space in Santa Monica, California. The lease has a 26 month term commencing on June 22, 2015. The Company is required to remit base rent of $47,689 per month, with rent abatement of 50% for the first three months and 25% the next three months.   Rent will increase to $50,389 from July 1, 2016 to the end of the lease term.

Rent expense charged to operations were $2,794,990, $671,911 and $403,141 for the years ended December 31, 2015, 2014 and 2013, respectively. The Company receives from its landlords lease incentives related to tenant improvement allowances, and are recorded as a reduction of rent expense over the term of the respective leases. The Company has incurred expenses eligible for tenant improvement allowances related to its research and development facilities of $3.4 million, of which the Company has recorded $2.6 million within other current assets, and received cash of $0.7 million as of December 31, 2015. The Company has recorded corresponding other current deferred rent liabilities and other non-current deferred rent liabilities related to these tenant improvement allowances within the consolidated balance sheets and recognized a reduction in rent expense of $0.3 million for the year ended December 31, 2015 as a result of the tenant improvement allowances.

The following table summarizes our lease obligations at December 31, 2015 (in thousands):

	LEASE COMMITMENTS
YEARS ENDED DECEMBER 31,	Operating Lease	Capital Lease
2016	$3,157	$120
2017	2,907	63
2018	2,718	14
2019	2,802	5
2020	2,865	3
2021 and thereafter	14,819	—
Total minimum lease payments	$29,268	$205

NOTE 13—ACQUISITIONS AND INVESTMENTS

T-Cell Factory Acquisition

On March 17, 2015, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with TCF and the shareholders of TCF (collectively, the “Sellers”), to acquire all of the outstanding capital stock of TCF.  The signing and closing of the transaction happened concurrently whereupon TCF became the Company’s wholly-owned subsidiary and was renamed Kite Pharma EU B.V.  The Purchase Agreement contains certain representations, warranties, covenants and indemnities by the parties thereto, in each case customary for a transaction of this nature and scope. The Company acquired TCF for the opportunity to significantly expand its pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, the Company believes TCF may be able to rapidly and systematically discover tumor-specific TCRs.

Pursuant to the Purchase Agreement, the Company paid approximately $15.1 million in cash and issued $4.2 million in shares of its common stock, which equated to 66,120 shares of its common stock, to the Sellers.  The cash paid to the Sellers is subject to customary adjustments for net working capital.  At the closing, €2.0 million was withheld from the Sellers to satisfy any potential indemnity claims arising under the Purchase Agreement, the balance of which will be paid to the Sellers upon the termination of an indemnity holdback period of 18 months.

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

The TCF acquisition has been accounted for as a business combination in accordance with ASC 805. Accordingly, the Company has estimated the purchase price allocation based on the fair values of the assets acquired and liabilities assumed.  Intangible assets were valued using the relief from royalty method under the income approach for license agreements, and using the with-and-without method for non-compete agreements. In connection with the acquisition, the Company acquired an exclusive license agreement with IBA GmbH, or IBA, for intellectual property rights relating to certain methods of selecting TCRs.  Additionally, a non-exclusive license agreement with Sanquin Blood Supply Foundation relating to certain methods of detecting and selecting TCRs was acquired. Lastly, the Company acquired a license agreement with the Netherlands Cancer Institute-Antoni Van Leeuwenhoek (“NKI”) for know-how, materials and protocols, and the right of first negotiation for certain intellectual property rights with relevance to TCRs that may be developed in Dr. Schumacher’s lab at the NKI over the next several years.  NKI, IBA and Sanquin Blood Supply Foundation have a right to a certain portion of the milestone payments that may be paid under the Purchase Agreement.  These license agreements are estimated to have a useful life of ten years.

The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and applicable discount rates. These estimates were based on assumptions that the Company believes to be reasonable.

The following table presents the calculation of the purchase price (in thousands):

Purchase Price
Cash and stock consideration	$19,260
Contingent consideration	16,622
Working capital adjustment	(59)
Total	$35,823

The purchase price is allocated between the tangible and intangible assets and assumed liabilities based on their estimated fair values at March 17, 2015. Based on the Company’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price is allocated as follows (in thousands):

Allocation
Non-compete agreements	$12,400
Licensing agreements	3,000
Goodwill	24,692
Tangible current assets	361
Tangible non-current assets	214
Liabilities assumed	(4,844)
Total	$35,823

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

The following table presents amortizable intangible assets acquired and their amortization periods (in thousands):

	Estimated Fair Value	Amortization Period
Non-compete agreements	$12,400	3 Years
Licensing agreements	3,000	10 Years
Total	$15,400

During the year ended December 31, 2015, one of the non-compete agreements with a non-employee Seller was terminated.  As a result, the Seller likewise forfeited the future receipt of funds due under the contingent consideration agreement. As a result, the Company reduced its non-compete agreement intangible asset by $1.1 million as well as the deferred tax liability related to the non-

compete agreement by $0.3 million, and also reduced its contingent consideration liability by $1.3 million, which would no longer be payable to this Seller. This resulted in a $0.5 million adjustment that was recorded as other income within the consolidated statement of operations. During the year ended December 31, 2015 the Company recorded $0.6 million as interest expense related to contingent consideration accretion, and there were no other changes in the fair value of the contingent consideration as of December 31, 2015.

Equity Investment

In December 2015, the Company made an equity investment in a privately held research-stage company for $1.0 million which was accounted for as a cost method investment. The Company may make an additional equity investment in a future funding round in accordance with the terms of the initial equity investment agreement.

NOTE 14—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for 2015 and 2014 are as follows (in thousands, except per share data):

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total revenues	$2,881	$4,403	$5,087	$4,887	$17,258
Total operating expenses	$18,431	$26,362	$32,862	$42,921	$120,576
Loss from operations	$(15,550)	$(21,959)	$(27,775)	$(38,034)	$(103,318)
Net loss attributable to common stockholders	$(15,088)	$(20,892)	$(27,442)	$(38,231)	$(101,653)
Net loss per share attributable to common stockholders - basic and diluted	$(0.36)	$(0.48)	$(0.63)	$(0.85)	$(2.33)

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Total operating expenses	$3,162	$11,140	$9,101	$13,255	$36,658
Loss from operations	$(3,162)	$(11,140)	$(9,101)	$(13,255)	$(36,658)
Net loss attributable to common stockholders	$(3,698)	$(17,890)	$(9,051)	$(13,019)	$(43,658)
Net loss per share attributable to common stockholders - basic and diluted	$(0.66)	$(2.27)	$(0.24)	$(0.33)	$(1.91)

Net loss per share is computed independently for each of the quarters presented in the tables above.  Therefore, the sum of the quarterly per-share calculations will not equal the annual per share calculation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive and financial officers (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosures controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Management’s Annual Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report herein, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015.

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

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes. During the quarter ended December 31, 2015, we implemented an enterprise resource planning system as well as hired additional experienced staff in an effort to strengthen our overall control environment. Other than these changes mentioned, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Kite Pharma, Inc.

We have audited Kite Pharma, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the "COSO criteria"). Kite Pharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Kite Pharma, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations and Comprehensive Loss, Changes in Stockholders’ Equity and Cash Flows for the years then ended, and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

February 29, 2016

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 11. Executive Compensation

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the information in our Proxy Statement for our 2016 Annual Meeting of Stockholders, which we will file with the SEC within 120 days of the end of the fiscal year to which this Annual Report relates.

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

KITE PHARMA, INC.

February 29, 2016	By:	/s/ Arie Belldegrun, M.D.
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

Name	Title	Date

/s/ Arie Belldegrun	President, Chief Executive Officer and Chairman of the Board of Directors	February 29, 2016
Arie Belldegrun, M.D.	(Principal Executive Officer)

/s/ Cynthia M. Butitta	Chief Operating Officer and Chief Financial Officer	February 29, 2016
Cynthia M. Butitta	(Principal Financial and Accounting Officer)

/s/ David Bonderman	Member of the Board of Directors	February 29, 2016
David Bonderman

/s/ Farah Champsi	Member of the Board of Directors	February 29, 2016
Farah Champsi

/s/ Roy Doumani	Member of the Board of Directors	February 29, 2016
Roy Doumani

/s/ Joshua A. Kazam	Member of the Board of Directors	February 29, 2016
Joshua A. Kazam

/s/ Ran Nussbaum	Member of the Board of Directors	February 29, 2016
Ran Nussbaum

/s/ Steven B. Ruchefsky	Member of the Board of Directors	February 29, 2016
Steven B. Ruchefsky

/s/ Jonathan M. Peacock	Member of the Board of Directors	February 29, 2016
Jonathan M. Peacock

/s/ Franz B. Humer	Member of the Board of Directors	February 29, 2016
Franz B. Humer

EXHIBIT INDEX

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Herewith

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	10-Q	001-36508	3.1	August 14, 2014

3.2	Amended and Restated Bylaws of the Registrant.	10-Q	001-36508	3.2	August 14, 2014

4.1	Form of Common Stock Certificate of the Registrant.	S-1/A	333-196081	4.1	June 11, 2014

4.2	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated April 25, 2014.	S-1	333-196081	4.2	May 19, 2014

10.1+	Form of Indemnity Agreement by and between the Registrant and its directors and officers.	S-1/A	333-196081	10.1	June 11, 2014

10.2+	Kite Pharma, Inc. 2014 Equity Incentive Plan and Form of Stock Option Agreement, Notice of Exercise and Stock Option Grant Notice thereunder, and amendments thereto.	S-1/A	333-196081	10.2	June 11, 2014

10.3	Kite Pharma, Inc. Non-Employee Director Compensation Policy.					X

10.4+	Kite Pharma, Inc. Employee Stock Purchase Plan.	S-8	333-196978	99.4	June 23, 2014

10.5+	Change in Control and Severance Benefit Plan.					X

10.6+	Employment Letter Agreement by and between the Registrant and Rizwana F. Sproule, Ph.D., dated November 12, 2013.	S-1/A	333-196081	10.4	June 11, 2014

10.7+	Employment Letter Agreement by and between the Registrant and Marc Better, Ph.D., dated December 17, 2012.	S-1/A	333-196081	10.5	June 11, 2014

10.8+	Employment Letter Agreement by and between the Registrant and Margo Roberts, Ph.D., dated July 17, 2013.	S-1/A	333-196081	10.9	June 17, 2014

10.9+	Employment Letter Agreement by and between the Registrant and Cynthia Butitta, dated January 28, 2014.	S-1/A	333-196081	10.10	June 11, 2014

10.10+	Employment Letter Agreement by and between the Registrant and Arie S. Belldegrun, M.D., FACS, dated March 25, 2014.	S-1/A	333-196081	10.11	June 11, 2014

10.11+	Employment Letter Agreement by and between the Registrant and Jeffrey Wiezorek, dated April 15, 2014.	S-1/A	333-196081	10.13	June 11, 2014

10.12+	Employment Agreement by and between the Registrant and David Chang, M.D., Ph.D., dated May 22, 2014.	S-1/A	333-196081	10.14	June 11, 2014

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Herewith

10.13+	Employment Agreement by and between the Registrant and Shawn Tomasello, dated December 16, 2015.					X

10.14	Consulting Agreement by and between the Registrant and Two River Consulting, LLC, dated June 1, 2009.	S-1	333-196081	10.14	May 19, 2014

10.15	Standard Industrial Commercial Single-Tenant Lease by and between the Registrant and Clover Associates, LLC, dated May 9, 2013.	S-1	333-196081	10.15	May 19, 2014

10.16	Standard Industrial Commercial Single-Tenant Lease by and between the Registrant and Utah Industrial Capital, LLC, dated February 17, 2015.	10-Q	001-36508	10.2	May 15, 2015

10.17	First Amendment, dated April 27, 2015, to the Standard Industrial Commercial Single-Tenant Lease by and between the Registrant and Utah Industrial Capital, LLC, dated February 17, 2015.	10-Q	001-36508	10.3	May 15, 2015

10.18	Standard Industrial Commercial Single-Tenant Lease by and between the Registrant and Merritt SAB 17 LP, dated January 26, 2015.	10-Q	001-36508	10.4	May 15, 2015

10.19**	License Agreement by and among the Registrant, Cabaret Biotech Ltd. and Dr. Zelig Eshhar, dated December 12, 2013.	S-1/A	333-196081	10.17	June 17, 2014

10.20**	License Agreement by and between the Registrant and the National Institutes of Health, dated April 11, 2013.	S-1	333-196081	10.17	May 19, 2014

10.21#	First Amendment, first effective on October 1, 2015, to the Patent License Agreement by and between the Registrant and the National Institutes of Health, dated April 11, 2013.					X

10.22**	License Agreement by and between the Registrant and the National Institutes of Health, dated June 2, 2014.	S-1/A	333-196081	10.19	June 17, 2014

10.23#	First Amendment, first effective on October 1, 2015, to the Patent License Agreement by and between the Registrant and the National Institutes of Health, dated June 2, 2014.					X

10.24**	Cooperative Research and Development Agreement for Intramural-PHS Clinical Research by and between the Registrant and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute an Institute, Center, or Division of the National Institutes of Health, effective August 31, 2012.	10-Q	001-36508	10.1	August 10, 2015

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Herewith

10.25**	Amendment #1, dated February 24, 2015, to the Cooperative Research and Development Agreement for Intramural-PHS Clinical Research by and between the Registrant and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute an Institute, Center, or Division of the National Institutes of Health, effective August 31, 2012.	10-Q	001-36508	10.2	August 10, 2015

10.26**	Research Collaboration and License Agreement by and between the Registrant and Amgen Inc., dated December 31, 2014.	10-K	001-36508	10.22	March 26, 2015

10.27**	Patent License Agreement by and between the Registrant and the National Institutes of Health, dated December 31, 2014.	10-K	001-36508	10.23	March 26, 2015

10.28**	First Amendment, first effective on June 15, 2015, to the Patent License Agreement by and between the Registrant and the National Institutes of Health, dated December 31, 2014.	10-Q	001-36508	10.3	August 10, 2015

10.29#	Patent License Agreement by and between the Registrant and the National Institutes of Health, dated October 1, 2015.					X

10.30#	License and Research Agreement, between the Registrant and Alpine Immune Sciences, Inc., dated October 26, 2015.					X

10.31	Warrant to Purchase Stock issued to Joshua A. Kazam, dated May 10, 2013.	S-1	333-196081	10.19	May 19, 2014

10.32	Warrant to Purchase Stock issued to Peter M. Kash, dated May 10, 2013.	S-1	333-196081	10.20	May 19, 2014

10.33	Warrant to Purchase Stock issued to David M. Tanen, dated May 10, 2013.	S-1	333-196081	10.21	May 19, 2014

10.34	Warrant to Purchase Stock issued to M. Tarique Farooqui, dated May 10, 2013.	S-1	333-196081	10.22	May 19, 2014

10.35	Warrant to Purchase Stock issued to Timothy McInerney, dated May 10, 2013.	S-1	333-196081	10.23	May 19, 2014

10.36	Warrant to Purchase Stock issued to Scott L. Navins, dated May 10, 2013.	S-1	333-196081	10.24	May 19, 2014

23.1	Consent of Ernst & Young LLP, an Independent Registered Public Accounting Firm.					X

23.2	Consent of Crowe Horwath LLP, an Independent Registered Public Accounting Firm.					X

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).					X

Exhibit		Incorporated by Reference				Filed
Number	Exhibit Description	Form	SEC File No.	Exhibit	Filing	Herewith

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

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