Form 10-Q
period 2016-03-31
Kite Pharma, Inc.
filed 2016-05-09
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 5, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 49,129,352.

KITE PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITE PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	MARCH 31, 2016	DECEMBER 31,
	(UNAUDITED)	2015
ASSETS
Current assets
Cash and cash equivalents	$199,601	$392,843
Marketable securities	377,820	221,879
Prepaid expenses and other current assets	15,066	16,371
Total current assets	592,487	631,093
Restricted cash	1,542	1,540
Property and equipment, net	40,462	30,116
Intangible assets, net	10,762	11,380
Goodwill	26,405	25,360
Other assets	7,593	8,474
Total assets	$679,251	$707,963
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$9,614	$8,049
Deferred revenue	16,250	16,333
Accrued expenses and other current liabilities	11,272	11,787
Total current liabilities	37,136	36,169
Deferred revenue, less current portion	28,900	32,176
Contingent consideration	16,869	16,080
Other non-current liabilities	6,950	7,778
Total liabilities	89,855	92,203
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,066,715 and 48,671,757 shares issued and outstanding, excluding 943,169 and 1,091,306 shares subject to repurchase at March 31, 2016 and December 31, 2015, respectively	49	49
Additional paid-in capital	791,895	775,588
Accumulated other comprehensive income (loss)	1,025	(220)
Accumulated deficit	(203,573)	(159,657)
Total stockholders' equity	589,396	615,760
Total liabilities and stockholders' equity	$679,251	$707,963

See accompanying notes.

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Revenue	$5,127	$2,881
Operating expenses:
Research and development	34,414	9,260
General and administrative	16,494	9,171
Total operating expenses	50,908	18,431
Loss from operations	(45,781)	(15,550)
Other income (expense):
Interest income	816	466
Interest expense	(126)	(4)
Other expense	(34)	—
Total other income	656	462
Loss before income taxes	(45,125)	(15,088)
Benefit from income taxes	1,209	—
Net loss	$(43,916)	$(15,088)
Net loss per share, basic and diluted	$(0.90)	$(0.36)
Weighted-average shares outstanding, basic and diluted	48,831,797	42,465,737
Comprehensive loss:
Net loss	$(43,916)	$(15,088)
Foreign currency translation adjustments, net of tax	793	1
Unrealized gain on available-for-sale securities, net	452	89
Comprehensive loss	$(42,671)	$(14,998)

See accompanying notes.

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(43,916)	$(15,088)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,901	290
Stock-based compensation	14,864	6,677
Deferred rent	171	229
Amortization of discount on marketable securities, net	399	(47)
Gain on sale of available for sale securities, net	(313)	—
Noncash interest expense	122	—
Changes in operating assets and liabilities:
Deferred revenue	(3,360)	57,445
Prepaid expenses and other current assets	1,297	(1,675)
Other assets	234	(136)
Accounts payable	(141)	3,277
Accrued expenses and liabilities	52	1,977
Due to related party	2	81
Net cash provided by (used in) operating activities	(28,688)	53,030
Cash flows from investing activities:
Purchases of marketable securities	(197,556)	(24,958)
Sales and maturities of marketable securities	42,002	38,229
Amounts used to secure facilities	—	(1,490)
Purchase of property and equipment	(9,452)	(2,226)
Net cash paid related to acquisition of T-Cell Factory, B.V.	—	(14,690)
Net cash used in investing activities	(165,006)	(5,135)
Cash flows from financing activities:
Principal payments on capital lease obligations	(44)	(8)
Proceeds from issuance of common stock	—	26,664
Proceeds from exercise of stock options	479	69
Net cash provided by financing activities	435	26,725
Effect of exchange rate changes on cash	17	1
Net change in cash and cash equivalents	(193,242)	74,621
Cash and cash equivalents at beginning of period	392,843	209,298
Cash and cash equivalents at end of period	$199,601	$283,919
Supplemental schedule of cash flows information:
Cash paid for interest	$2	$—
Supplemental schedule of non-cash investing and financing activities:
Employee stock purchase plan shares issued	$765	$426
Issuance of stock to purchase T-Cell Factory, B.V.	$—	$4,209

See accompanying notes.

KITE PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $203.6 million and $159.7 million as of March 31, 2016 and December 31, 2015, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended March 31, 2016 are not necessarily indicative of results for the full 2016 fiscal year or any other future interim periods.

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

Restricted Cash

The Company has a certificate of deposit that is posted as secured collateral in connection with a letter of credit relating to the Company’s lease of its commercial manufacturing facility. Amounts related to the certificate of deposit were reported as restricted cash and totaled $1.5 million at March 31, 2016.

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

Income Taxes

The Company provides for income taxes based on pretax income, if any, and applicable tax rates available in the various jurisdictions in which the Company operates. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. A valuation allowance is recorded to reduce the Company’s deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.

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

Property and equipment

Property and equipment is recorded at historical cost, net of accumulated depreciation, amortization and, if applicable, impairment charges. The Company reviews its property and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided over the assets’ useful lives on a straight-line basis, generally over a three to seven year time period. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. See Note 5 for further discussion regarding property and equipment.

Consolidation

The Company’s condensed consolidated financial statements include the accounts of its subsidiary, Kite Pharma EU. Intercompany balances and transactions have been eliminated during consolidation.

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are charged to general and administrative expense as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $214,677 and $85,378 for the three months ended March 31, 2016 and 2015, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	MARCH 31, 2016	DECEMBER 31, 2015
Accrued compensation costs	$3,660	$6,630
Accrued research and development costs	1,901	796
Accrued legal expenses	967	449
Stock option early exercise liability	873	940
Accrued clinical expenses	866	999
Tenant improvement liabilities - short term	300	300
Accrued patent costs	228	156
Accrued related party costs	9	89
Accrued other expense	2,468	1,428
Total accrued expenses and other current liabilities	$11,272	$11,787

Revenues

On December 31, 2014, the Company entered into a research and collaboration and license agreement with Amgen to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets (the “Amgen Agreement”). To date, revenue has been limited to a portion of the upfront payment the Company received under the Amgen Agreement, reimbursed research and development costs relating to the Amgen targets and a portion of the upfront payment the Company received under a research, development and commercialization agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”); see Note 6 – License and Collaboration Agreements for more information. The Company received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any investigational new drug application (“IND”) filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company may be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen.

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

During the three months ended March 31, 2016 and 2015, the Company recognized $5.0 million and $2.9 million of revenue under the Amgen Agreement, respectively. As of March 31, 2016, the Company had deferred revenue relating to the Amgen Agreement of $43.9 million.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, commercial, finance, accounting, legal, investor relations, facilities, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters, sublicense royalties, insurance, public company expenses relating to maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers, and adjusting its accruals as actual costs become known.

Research and Development

Research and development costs are expensed as incurred. Expenses related to collaborative research and development activities approximate the revenue recognized under these agreements. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options, and warrants or other equity instruments issued to non-employees, including consultants and members of the Company’s Scientific Advisory Board as consideration for goods or services received by the Company, are accounted for based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is marked to market each period and recorded as expense over the vesting period. The fair value of a restricted stock unit (“RSU”) equals the closing price of our common stock on the grant date. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.

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

As of March 31, 2016 and 2015, potentially dilutive securities include:

	MARCH 31,
	2016	2015
Warrants to purchase common stock	148,444	148,444
Unvested restricted stock	330,471	—
Unvested early exercise options	943,169	1,735,717
Options to purchase common stock	3,820,647	5,231,557
Total	5,242,731	7,115,718

The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of an employee. The Company has the option to repurchase these shares if they do not vest prior to the termination of this employee.

The following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of March 31, 2016 and 2015, respectively.

	MARCH 31,
	2016	2015
Options to purchase common stock	4,233,600	787,500

Amounts in the tables above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of unaudited basic and diluted net loss per common share for the three months ended March 31, 2016 and 2015 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Numerator:
Net loss	$(43,916)	$(15,088)
Denominator:
Weighted-average common shares outstanding	49,872,095	44,201,454
Less: weighted-average unvested common shares subject to repurchase	(1,040,298)	(1,735,717)
Weighted-average shares used to compute net loss per share, basic and diluted	48,831,797	42,465,737
Net loss per common share, basic and diluted	$(0.90)	$(0.36)

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, Leases (ASC 842), which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. Lessees are required to be classified as either operating or finance on the income statements based on criteria that are largely similar to those applied in current lease accounting. This standard becomes effective for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this update will have on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09: Improvements to Employee Share-Based Payment Accounting, to simplify various aspects of the accounting for share-based payments, which provides that all of the tax effects related to share-based payments are recorded as part of the provision for income taxes, allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, allows entities to estimate the effect of forfeitures or recognized forfeitures when they occur, amends the presentation of the excess tax benefits from employee share-based payments to be included in cash flows from operating activities instead of cash flows from financing activities as under previous guidance, as well as that the cash paid to taxing authorities arising from the withholding of shares from employees be included in cash flows from financing activities instead of cash flows from operating activities as under previous guidance. This standard becomes effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted, and the Company elected to adopt this standard during the three months ended March 31, 2016.  Since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net deferred tax assets, adoption of the new guidance had no significant impact on the Company’s consolidated financial statements or its cash flow presentation for the three months ended March 31, 2016 and 2015.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash	$1,542	$1,542	$—	$—
Money market funds(1)	46,351	46,351	—	—
Commercial paper(2)	7,731	—	7,731	—
Corporate debt securities	180,734	—	180,734	—
Government-related debt securities(3)	191,844	—	191,844	—
Total assets	$428,202	$47,893	$380,309	$—

Liabilities:
Contingent consideration	$16,869	$—	$—	$16,869

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)	$2.0 million of commercial paper had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(3)

$0.5 million of government-related debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2016. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Additionally, the Company has incurred contingent consideration obligations in connection with the acquisition of Kite Pharma EU.  These contingent consideration obligations are recorded at their estimated fair value, and are revalued when an event takes place or information becomes available that would indicate that the value of these obligations has changed, until such time that the contingencies related to these obligations are resolved. The value of the contingent consideration is accreted every reporting period based on the passage of time, using the discount rates used during their initial determination as of the acquisition date with a corresponding charge to interest expense. During the three months ended March 31, 2016 the Company recorded $0.1 million as interest expense related to contingent consideration accretion, and there were no other changes in the fair value of the contingent consideration as of March 31, 2016. The fair value measurements of these obligations are based on significant unobservable inputs related to sales and development milestones related to the Kite Pharma EU business combination and are reviewed periodically by management in our R&D organization. These inputs include the estimated probabilities and timing of achieving specified development and sales milestones, as well as the discount rate used to determine the present value of these milestones. Significant changes that would increase or decrease the probabilities or timing of achieving the development and sales milestones would result in a corresponding increase or decrease in the fair value of the contingent consideration obligations, which would be recognized in other income (expense) in the condensed consolidated statements of operations.

Investments classified as available-for-sale at March 31, 2016 consisted of the following (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity (in years)	Cost	Gains	Losses	Fair Value
Marketable Securities:
Commercial paper(1)	1 year or less	$7,731	$—	$—	$7,731
Corporate debt securities	1 year or less	92,591	24	(14)	92,601
Corporate debt securities	1-2 years	61,198	176	(23)	61,351
Corporate debt securities	More than 2 years	26,733	70	(20)	26,783
Government-related debt securities(2)	1 year or less	109,104	16	(20)	109,100
Government-related debt securities	1-2 years	57,063	39	(11)	57,091
Government-related debt securities	More than 2 years	25,615	45	(7)	25,653
Total available-for-sale securities		$380,035	$370	$(95)	$380,310

(1)	$2.0 million of commercial paper had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.
(2)

$0.5 million of government-related debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheet.

The Company recognizes realized gains or losses on sales or maturities of available-for-sale securities as net interest income. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). At March 31, 2016, the aggregate fair value of securities held by the Company in an unrealized loss position was $139.2 million, which consisted of 74 securities. These securities have not been in a continuous unrealized loss position for more than 12 months. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis which may be at maturity. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of March 31, 2016 and December 31, 2015 (in thousands):

	MARCH 31,	DECEMBER 31,
	2016	2015
Laboratory equipment	$9,827	$9,392
Computer equipment and software	1,553	1,715
Office equipment and furniture	1,979	1,918
Leasehold improvements	3,627	3,595
Construction in progress	26,110	15,314
	43,096	31,934
Less: accumulated depreciation and amortization	(2,634)	(1,818)
Property and equipment, net	$40,462	$30,116

Depreciation and amortization expense related to property and equipment was $844,870 and $151,941 for the three months ended March 31, 2016 and 2015, respectively. The net book value of assets under capital leases at March 31, 2016 and December 31, 2015 was $194,334 and $177,123, respectively, net of accumulated depreciation of $158,555 and $131,055, respectively.

 NOTE 6—LICENSE AND COLLABORATION AGREEMENTS

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

The CRADA had a five-year term commencing August 31, 2012 and expiring on August 30, 2017. On February 24, 2015, the Company amended the CRADA by expanding  the research plan. To support the additional research activities under the amended CRADA, beginning in the first quarter of 2015, the Company’s quarterly payments to the NCI increased from $250,000 to $750,000. Total expenses recognized under the CRADA were $750,000 and $416,667 for the three months ended March 31, 2016 and 2015, respectively.

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

Due to the receipt of the $60.0 million upfront license payment from Amgen in connection with the Amgen Agreement, in April 2015 the Company paid $13.8 million to Cabaret as a sublicense fee, which includes $1.8 million of applicable taxes paid on Cabaret’s behalf as required under the Cabaret License. As of March 31, 2016, a $3.5 million deferred asset was recorded under the other current assets caption on the consolidated balance sheets, and a $6.3 million non-current deferred asset was recorded under the other assets caption of the consolidated balance sheets. Both of these amounts will be recognized as sublicense fee expense within general and administrative expense on a straight line basis over the same period as the license income. For the three months ended March 31, 2016 and 2015, the Company recorded $0.9 million and $0.6 million in sublicense fee expense related to the Cabaret license, respectively.

December 2014 NIH License Agreement

Pursuant to a patent license agreement with the NIH, dated December 31, 2014, the Company holds an exclusive, worldwide license to certain intellectual property related to TCR-based product candidates that target HPV antigens E6 and E7 of the HPV subtype 16.

The Company is required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments for each licensed product are $6.0 million, of which aggregate payments of $5.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. The first benchmark payment of $50,000 will be due upon the commencement of the Company’s first sponsored Phase 1 clinical trial.

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

The expenses recognized under the NIH license were not material for the three months ended March 31, 2016 and 2015, respectively.

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

The Company is required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments for each licensed product are $8.4 million, of which aggregate payments of $6.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. Also, a benchmark payment of $150,000 will be due upon the commencement of the Company’s first sponsored Phase 1 clinical trial for each licensed product in each indication.

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

The expenses recognized under the NIH license were not material for the three months ended March 31, 2016 and 2015, respectively.

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

During the three months ended March 31, 2016 and 2015, the Company recognized $5.0 million and $2.9 million of revenue under the Amgen Agreement, respectively. As of March 31, 2016, the Company had deferred revenue relating to the Amgen Agreement of $43.9 million.

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

Research, Development and Commercialization Agreement with the Leukemia & Lymphoma Society, Inc.

On June 30, 2015, the Company and LLS entered into a research, development and commercialization agreement to enhance the development of the Company’s lead product candidate, KTE-C19.  Under the agreement, LLS will contribute up to $2.5 million through its Therapy Acceleration Program to help fund the Company’s ongoing ZUMA-1 clinical trial.

LLS paid the Company $0.5 million in July 2015 and an additional $1.0 million in November 2015. The remaining funding will be provided upon reaching certain clinical milestones over the duration of the Company’s ongoing ZUMA-1 clinical trial. Certain regulatory and commercial milestone payments will be made to LLS, based on the development progress of KTE-C19, or upon certain other events, including the out-licensing to a third party of the rights to develop or commercialize KTE-C19, or if the Company combines with or is sold to another company.

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

The Company considers its agreement with LLS to be a revenue arrangement with multiple deliverables.  The Company determined that the substantive deliverables are limited to the clinical development of KTE-C19, Research Advisory Committee (“RAC”) participation, and participating in LLS activities, which together represented a single unit of accounting. The Company deemed that the participation on the RAC is tied to the development of KTE-C19 and occurs concurrently with the research and development services. Participation on the RAC does not have a separate and stand-alone value, as it is essential to the development of KTE-C19 and the Company has sole responsibility for the research and development activities. Participation in activities for LLS are not considered to have a significant value to LLS as the participation is limited to two times per calendar year and the expected value is immaterial. The Company recorded the $1.5 million upfront payment as deferred revenue, which will be recognized as revenue over the expected development period. The Company recorded $0.1 million in revenue related to the LLS upfront payment for the three months ended March 31, 2016.

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

NOTE 7—STOCKHOLDERS’ EQUITY

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

NOTE 8—STOCK BASED COMPENSATION

Employee Stock Purchase Plan

During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was $0.2 million for the three months ended March 31, 2016.

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

In January 2015 in accordance with the evergreen feature of the ESPP, the maximum number of common shares issuable under the ESPP was increased by 440,354 shares to 800,354 shares. In January 2016, the maximum number of common shares issuable under the ESPP was increased by 497,630 to 1,297,984 in accordance with the evergreen feature of the ESPP. During the three months ended March 31, 2016, the Company issued 34,608 shares under the ESPP.

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

Under the evergreen provision of the Plan, an additional 2,488,153 shares became authorized and available for future grant on January 1, 2016, for a total number of shares of common stock issuable under the Plan of 13,839,925.

A summary of the status of the options issued under the Plan as of March 31, 2016, and information with respect to the changes in options outstanding is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE
	OUTSTANDING	AVERAGE	REMAINING	AGGREGATE
	STOCK	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Balance at January 1, 2016	7,393,261	$34.18	8.8	$211,104,379
Granted under the Plans	918,200	49.33
Exercised	(212,214)	2.48
Surrendered/Cancelled	(45,000)	57.76
Balance at March 31, 2016	8,054,247	$36.62	8.7	$130,873,988
Exercisable at March 31, 2016	2,198,003	$18.38	7.9	$67,069,356

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted during the three months ended March 31, 2016 and 2015 included the following:

	THREE MONTHS ENDED MARCH 31,
	2016	2015
Risk-free interest rate	1.39% - 2.00%	1.19% - 1.62%
Expected volatility	67.9% - 70.3%	80.0%
Stock price	$39.95 - $61.92	$60.61 - $72.42
Expected life	6.25 years	6 years
Expected dividend yield	0%	0%

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Stock-based compensation for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
Research and development	$8,479	$2,779
General and administrative	6,385	3,898
Total	$14,864	$6,677

The weighted-average grant date fair value per share of options granted under the Plan was $31.15 for the three months ended March 31, 2016, and $44.31 for the three months ended March 31, 2015.

As of March 31, 2016, total compensation expense not yet recognized related to stock option grants amounted to approximately $170.4 million which will be recognized over the next 2.8 years. Additionally, 943,169 options that were early exercised for total proceeds of $1.0 million were unvested, and were recorded as a current and long term liability, based on their vesting date, on the condensed consolidated balance sheets.

The following table summarizes information about stock options outstanding as of March 31, 2016:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
EXERCISE PRICE	TOTAL SHARES	CONTRACTUAL LIFE	EXERCISE PRICE	TOTAL SHARES	EXERCISE PRICE
0.38 - 0.70	990,814	7.0	$0.63	719,929	$0.63
1.35	995,387	8.0	1.35	472,069	1.35
6.89 - 17.00	965,567	8.2	10.35	332,748	11.09
25.50 - 44.91	868,879	9.1	37.46	145,580	33.22
48.13 - 51.96	1,069,500	9.2	50.88	139,782	51.81
53.90 - 55.67	823,000	9.1	54.46	131,994	53.98
56.12 - 63.87	1,301,600	9.5	61.94	118,918	61.00
63.89 - 71.45	817,500	9.1	66.47	134,066	66.69
71.78 - 76.05	217,000	9.4	73.08	2,917	72.42
79.34	5,000	9.6	79.34	—	—
Total	8,054,247	8.7	$36.62	2,198,003	$18.38

The following table summarizes information about RSU activity for the three months ended March 31, 2016:

			WEIGHTED-
		WEIGHTED-	AVERAGE
	OUTSTANDING	AVERAGE	RECOGNITION	AGGREGATE
	RESTRICTED STOCK	GRANT DATE	PERIOD	UNRECOGNIZED
	UNITS	FAIR VALUE	(YEARS)	COMPENSATION
Unvested shares as of December 31, 2015	187,100	$64.32	3.0	$11,878,381
Granted	143,371	46.28
Vested	—	—
Forfeited	—	—
Balance at March 31, 2016	330,471	$56.58	3.4	$22,757,756

NOTE 9—INCOME TAXES

The Company recorded an income tax benefit of $1.2 million related to losses from its foreign operations as well as unrealized gains on its available for sale securities, on a pre-tax loss of $45.1 million for the three months ended March 31, 2016. The income tax benefit recognized is primarily due to gains recognized in other comprehensive income.  The Company continues to maintain a full valuation allowance on its net deferred tax assets, as it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to its history of losses. Accordingly, the net deferred tax assets have been fully reserved. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future, and will adjust the valuation allowance as needed.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense. The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2016 and 2015. The tax years subsequent to and including 2009 remain open to examination by the major taxing jurisdictions to which the Company is subject.

NOTE 10—RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $75,000 and $75,000 for the three months ended March 31, 2016, and 2015, respectively.

In addition, from time to time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $16,121 and $5,871 for the three months ended March 31, 2016 and 2015, respectively.

As of March 31, 2016 and December 31, 2015, the Company had a payable to TRC of $91,121 and $88,279, respectively. The amounts are recorded as other current liabilities on the balance sheet. All balances owed as of December 31, 2015 were paid in full during the first quarter of 2016 and all balances owed as of March 31, 2016 were paid in full during the second quarter of 2016.

NOTE 11—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2016 and December 31, 2015. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

On January 26, 2015, the Company entered into a lease agreement with Merritt SAB 17, LP, for manufacturing and processing of engineered autologous cell therapy, research and development, and office space in Santa Monica, California. The lease has a 10-year term commencing on February 1, 2015. Upon certain conditions, the Company has two options to extend the lease each for an additional five years. The Company is required to remit base rent of $46,906 per month, which will increase at a rate of 3% per year. The Company uses leased space for manufacturing and processing of engineered autologous cell therapy, research and development and offices.

On February 17, 2015, the Company entered into a lease agreement with 2355 Utah Industrial Capital, LLC, for manufacturing space in El Segundo which is adjacent to Los Angeles International Airport. The lease has a 10-year and seven month term commencing on January 1, 2016. Upon certain conditions, the Company has two options to extend the lease, each for an additional five years. The Company paid $124,183 upon execution of the lease and is required to remit base rent of $124,183 per month, or $2.85 per square foot, which will increase at a rate of 3% per year. The monthly installments will be abated for the months of February 2016, January and February 2017, January 2018, January 2019, January 2020 and January 2021. The Company also has an option to expand the lease for additional square footage at the same rent per square foot as the base premises, which option must be exercised prior to July 1, 2017.

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

Rent expense charged to operations was $1.0 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively. The Company received from its landlords lease incentives related to tenant improvement allowances, which are recorded as a reduction of rent expense over the term of the respective leases. The Company has incurred expenses eligible for tenant improvement allowances related to its research and development facilities and received cash from its landlords in the amount of $3.4 million as of March 31, 2016. The Company has recorded corresponding other current deferred rent liabilities and other non-current deferred rent liabilities related to these tenant improvement allowances within the condensed consolidated balance sheets and recognized a reduction in rent expense of $0.1 million for the three months ended March 31, 2016 as a result of the tenant improvement allowances.

NOTE 12—ACQUISITIONS AND INVESTMENTS

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
	$15,400

During the three months ended June 30, 2015, one of the non-compete agreements with a non-employee Seller was terminated.  As a result, the Seller likewise forfeited the future receipt of funds due under the contingent consideration agreement. As a result, the Company reduced its non-compete agreement intangible asset by $1.1 million as well as the deferred tax liability related to the non-compete agreement by $0.3 million, and also reduced its contingent consideration liability by $1.3 million, which would no longer be payable to this Seller. This resulted in a $0.5 million adjustment that was recorded as other income within the condensed consolidated statements of operations. During the three months ended March 31, 2016 the Company recorded $0.1 million as interest expense within the condensed consolidated statements of operations related to contingent consideration accretion, and there were no other changes in the fair value of the contingent consideration as of March 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, or Annual Report, which has been filed with the Securities and Exchange Commission, or SEC. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us” and “our” refer to Kite Pharma, Inc. and its subsidiaries.

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

Recent Developments

In March 2016, we entered into a clinical trial collaboration with Genentech, a member of the Roche Group, to evaluate the safety and efficacy of KTE-C19, in combination with atezolizumab (also known as MPDL3280A), in patients with refractory DLBCL. Atezolizumab is an investigational monoclonal antibody designed to target and bind to a protein called PD-L1, which is expressed on tumor cells and tumor-infiltrating immune cells.  PD-L1 interacts with PD-1 and B7.1, both of which are proteins found on the surface of T cells, causing inhibition of T cells.  We believe that the use of the two compounds in combination could provide a synergistic effect since inhibiting PD-L1 with atezolizumab may enhance and prolong the activity and proliferation of KTE-C19. A multi-center Phase 1b/2 clinical trial is expected to begin in 2016.

In April 2016, at the annual meeting of the American Association of Cancer Research, we announced updated data from the Phase 1 portion of ZUMA-1. Seven patients were treated with KTE-C19, of which four achieved complete remissions and one achieved a partial remission based on the investigator’s assessment, representing an overall objective response rate of 71%. Two patients had ongoing complete remissions at six-month study follow-up and one patient had ongoing complete remission at nine-month study follow-up.

As we have previously reported, one patient experienced dose-limiting toxicities of cytokine release syndrome and neurotoxicity that were life-threatening toxicities. This patient died within 30 days of KTE-C19 infusion. The death was due to intracranial hemorrhage deemed unrelated to KTE-C19 per the investigator. Overall, KTE-C19 related adverse events included severe and life threatening toxicities, consisting predominantly of cytokine release syndrome and neurotoxicity, which were generally reversible except in the patient with the dose-limiting toxicities. Supportive care, tocilizumab, and corticosteroids were used to manage these adverse events.

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

For additional information regarding the CRADAs and our significant license agreements, see Note 6 to our financial statements appearing elsewhere in this Form 10-Q.

COMPONENTS OF OPERATING RESULTS

Revenues

As of March 31, 2016, our revenue has been limited to a portion of the upfront payment we received under the Amgen Agreement, reimbursed research and development costs relating to the Amgen targets and a portion of the payments we received under a research, development and commercialization agreement with the Leukemia & Lymphoma Society, Inc. We received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. We will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. We will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen.

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

During the three months ended March 31, 2016 and 2015, we recognized $5.0 million and $2.9 million of revenue under the Amgen Agreement, respectively. As of March 31, 2016, we had deferred revenue relating to the Amgen Agreement of $43.9 million.

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

Research and Development Expenses

To date, our research and development expenses have related primarily to the development of eACT. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, as well as fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements.  We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, commercial, finance, accounting, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters and fees for accounting and consulting services.

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

T-Cell Factory Acquisition

On March 17, 2015, we entered into a stock purchase agreement, or Purchase Agreement, with T-Cell Factory B.V., or TCF, and the shareholders of TCF, or the Sellers, to acquire all of the outstanding capital stock of TCF.  The signing and closing of the transaction happened concurrently whereupon TCF became our wholly-owned subsidiary and was renamed Kite Pharma EU B.V., or Kite Pharma EU.  The Purchase Agreement contains certain representations, warranties, covenants and indemnities by the parties thereto, in each case customary for a transaction of this nature and scope. We acquired TCF for the opportunity to significantly expand our pipeline of TCR-based product candidates.  Using its proprietary TCR-GENErator technology platform, we believe TCF may be able to rapidly and systematically discover tumor-specific TCRs.  For additional information, please see Note 12 appearing elsewhere in this Form 10-Q.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 2016 and 2015

The following table sets forth our results of operations for the three months ended March 31, 2016 and 2015:

	THREE MONTHS
	ENDED MARCH 31,		CHANGE
	2016	2015	$
	(unaudited, in thousands)
Revenue	$5,127	$2,881	$2,246
Costs and expenses:
Research and development	34,414	9,260	25,154
General and administrative	16,494	9,171	7,323
Total costs and expenses	50,908	18,431	32,477
Loss from operations	(45,781)	(15,550)	(30,231)
Other income (expense):
Interest income	816	466	350
Interest expense	(126)	(4)	(122)
Other income	(34)	—	(34)
Total other income	656	462	194
Loss before income taxes	(45,125)	(15,088)	(30,037)
Benefit from income taxes	1,209	—	1,209
Net loss	$(43,916)	$(15,088)	$(28,828)

Revenue

Revenue was $5.1 million and $2.9 for the three months ended March 31, 2016 and 2015, respectively. The increase in revenue during this period of $2.2 million was primarily due to increased revenue recognized under the Amgen Agreement.

Research and Development Expenses

Research and development expenses were $34.4 million and $9.3 million for the three months ended March 31, 2016 and 2015, respectively. The increase in research and development expenses during this period of $25.1 million was primarily due to:

•	$6.0 million in costs related to our eACT development program and Amgen pre-clinical development program;
•	$5.7 million of stock based compensation expense related to increased research and development staff and consultants;
•	$5.0 million in compensation expense related to increased research and development staff and consultant costs;
•	$3.1 million of expenses related to facilities, depreciation, travel, and other expenses;
•	$3.1 million of expenses related to clinical and commercial manufacturing; and
•	$2.3 million in costs related to our Kite Pharma EU operations.

General and Administrative Expenses

General and administrative expenses were $16.5 million and $9.2 million for the three months ended March 31, 2016 and 2015, respectively. The increase in general and administrative expenses during this period of $7.3 million was primarily due to:

•	$2.5 million of stock based compensation expense related to increased general and administrative staff and consultants;
•	$4.6 million of expenses related to increased personnel costs, including employees and professional fees; and
•	$0.2 million of expense related to marketing, travel, and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016, we had $199.6 million in cash and cash equivalents, and $377.8 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

We have incurred losses since our inception in 2009 and, as of March 31, 2016, we had an accumulated deficit of $203.6 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	THREE MONTHS ENDED
	MARCH 31,
	2016	2015
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(28,688)	$53,030
Investing activities	(165,006)	(5,135)
Financing activities	435	26,725
Effect of exchange rate changes on cash	17	1
Net change in cash and cash equivalents	$(193,242)	$74,621

Operating Activities

Net cash used in operating activities was $28.7 million during the three months ended March 31, 2016 as compared to $53.0 million in cash provided by operating activities during the three months ended March 31, 2015. The increase in net cash used in operating activities of $81.7 million between the three months ended March 31, 2016 and 2015 was primarily the result of cash received from Amgen as an upfront payment related to the Amgen Agreement in the three months ended March 31, 2015, as well as increased operating expenses due to additional headcount, facilities related costs, and other research and development and clinical activities during the three months ended March 31, 2016.

Investing Activities

Net cash used in investing activities was $165.0 million during the three months ended March 31, 2016 as compared to $5.1 million of cash used in investing activities during the three months ended March 31, 2015. The increase in cash used in investing activities of $159.9 million between the three months ended March 31, 2016 and 2015 was primarily the result of the investment of the proceeds from our December 2015 follow-on offering and transactional activity related to our marketable securities portfolio, as well as capital expenditures related to our clinical and commercial manufacturing facilities.

Financing Activities

Net cash provided by financing activities was $0.4 million during the three months ended March 31, 2016 as compared to $26.7 million in cash provided by financing activities during the three months ended March 31, 2015. The decrease in cash provided by financing activities of $26.3 million between the three months ended March 31, 2016 and 2015 was primarily the result of the underwriters’ exercise in full of their over-allotment option from the December 2014 follow-on offering during the three months ended March 31, 2015.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of March 31, 2016, we had $199.6 million in cash and cash equivalents, and $377.8 million in marketable securities. We generally hold our cash in interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We are also exposed to foreign currency exchange rate risk relating to our funding of our European subsidiary, Kite Pharma EU.  Our balance sheet as of March 31, 2016 includes cash and cash equivalent balances of $1.3 million denominated in Euros.  We do not participate in any foreign currency hedging activities.  A hypothetical 10% increase (decrease) in the value of the Euro would result in a foreign currency translation effect of $0.1 million which would be recorded to other comprehensive income. Future changes in the U.S. dollar and Euro exchange rate may result in future recognition of exchange rate losses or higher than expected operating expenses as we fund the operations of our subsidiary.  We did not recognize exchange rate loss during the three months ended March 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any litigation that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

We are involved in an inter partes review and ex parte reexaminations before the United States Patent and Trademark Office.  For information regarding these proceedings, please see “Risk Factors—Risks Related to Our Intellectual Property—Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts” and “Risk Factors—Risks Related to Our Intellectual Property—Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.”

Item 1A.  Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, or Annual Report, which has been filed with the Securities and Exchange Commission, or SEC.

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2015 and 2014, we reported a net loss of $101.7 million and $42.6 million, respectively. For the three months ended March 31, 2016 and 2015, we reported a net loss of $43.9 million and $15.1 million, respectively. As of March 31, 2016, we had an accumulated deficit of $203.6 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

In addition, we expect to use manufacturing and processing approaches to produce engineered T cells that are based on the original approach used by our collaborator, the National Cancer Institute, or NCI. While the NCI has and is expected to use CAR- and TCR-based therapies in clinical trials that we are funding under an August 2012 Cooperative Research and Development Agreement, or 2012 CRADA, we cannot be sure that our engineered T cell therapy will obtain the same safety and efficacy results as those obtained or may be obtained by the NCI using its own original production methods.

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

We are partly reliant on the National Cancer Institute for research and development and early clinical testing of certain of our product candidates.*

A substantial portion of our research and development has been conducted by the NCI under the 2012 CRADA. On January 4, 2016, we entered into a second CRADA, or 2016 CRADA, for the research and clinical development of additional engineered T cell therapy, including a fully human anti-CD19 CAR-based therapy for the treatment of B cell lymphomas and leukemias.

The NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting multiple clinical trials of engineered T cell therapy targeting various antigens in small numbers of patients under the 2012 CRADA. In April 2016, the National Institutes of Health, or NIH, announced that it had initiated an evaluation of all of its facilities producing sterile or infused products for administration to research participants. This evaluation is underway and preliminary findings have identified the NCI cell therapy laboratory that makes products for the clinical trials under the 2012 CRADA as not in compliance with quality and safety standards, and not suitable for the production of sterile or infused products.  According to the NIH, there is no evidence that any patients have been harmed, but a rigorous clinical review is being undertaken. The NCI will not enroll new patients in affected trials until the issues are resolved and we are unable to estimate the timing of any resolution.

While we expect to have the NCI, with Dr. James N. Kochenderfer as principal investigator, conduct additional clinical trials under the 2016 CRADA that is unaffected by the NIH facility evaluation, we have limited control over the nature or timing of the NCI’s clinical trials and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Additionally, other research being conducted by Dr. Rosenberg or Dr. Kochenderfer may at times receive higher priority than research on our programs.

We are dependent on the NIH for licensing intellectual property rights to certain future product candidates.*

Under each CRADA, we have an exclusive option to negotiate commercial licenses from the NIH, to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plan. However, we would have to negotiate with the NIH for such a license. There can be no assurance that we would be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding the additional product candidates that we may seek to acquire. Further, to the extent we would like to negotiate a license to a patent filed before the relevant CRADA was entered into, another party may object to the NIH granting us a license during a 30-day public notification period, and the NIH may decide not to grant us the license.

Though each CRADA has a five-year term, with the 2012 CRADA expiring on August 30, 2017 and the 2016 CRADA expiring on January 4, 2021, the clinical trials under the 2012 CRADA are currently suspended as described above and the NCI may unilaterally terminate either CRADA at any time for any reason or for no reason upon at least 60 days prior written notice. If the NCI unilaterally terminates one or both CRADAs, part or all of the research and development of eACT would be suspended, and we may be unable to research, develop and license future product candidates.

We may not be able to file investigational new drug applications, or INDs, to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*

We expect that with the early clinical work performed by the NCI pursuant to the CRADAs and the additional research we are performing in-house, including pursuant to the Amgen Agreement, we may pursue the filing with the FDA of a number of INDs over the next several years. We expect to submit an IND for a second product candidate, a TCR-based product candidate, by the end of 2016. However, our timing of filing on the TCR product candidate is dependent on further research. We plan for one or more INDs to be filed for CAR product candidates under the Amgen Agreement in 2017, which remain subject to additional pre-clinical studies. We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For instance, the FDA may not allow us to use the NCI clinical trial data to support our INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.

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

Data from the NCI preclinical studies and clinical trials of anti-CD19 CAR T cell therapy should not be relied upon as evidence that later or larger-scale clinical trials will succeed. We have designed our ongoing Phase 1-2 single-arm multicenter clinical trial of KTE-C19 primarily to assess safety and efficacy in patients with refractory diffuse large B cell lymphoma, or DLBCL, primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. The NCI clinical trials of anti-CD19 CAR T cell therapy involved a limited number of patients, and only a subset of these patients have been diagnosed with refractory DLBCL, PMBCL and TFL. Our clinical trials may also evaluate different CAR T cell doses and chemotherapy conditioning regimens based on emerging safety and efficacy data. The results of the NCI trials to date may not predict results for our ongoing trial or any future studies. In addition, our manufacturing process for KTE-C19 includes what we believe are process improvements that are not part of the anti-CD19 CAR T cell production process that the NCI originally used in its clinical trials. While the NCI began using the same manufacturing process that is being used for KTE-C19, the NCI only treated a limited number of patients using this manufacturing process. Our clinical trials of KTE-C19 may be halted prior to completion if there is an unacceptable safety risk for patients.

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

As an anti-CD19 CAR T cell therapy, KTE-C19 has caused similar toxicities as the therapy in the NCI clinical trials as seen in the Phase 1 portion of the ZUMA-1 trial. As presented at the American Association of Cancer Research in April 2016, the KTE-C19 related adverse events included severe and life threatening toxicities, consisting predominantly of cytokine release syndrome and neurotoxicity, which were reversible except in the patient that experienced dose-limiting toxicities. This patient died within thirty days of treatment, but the death was deemed unrelated to KTE-C19.

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

KTE-C19 has received orphan drug status, but we may be unable to maintain or receive the benefits associated with orphan drug status, including market exclusivity.*

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition or for which there is no reasonable expectation that the cost of developing and making available in the United States a drug or biologic for a disease or condition will be recovered from sales in the United States for that drug or biologic. If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications, including a full Biologics License Application, or BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity.

We have received orphan drug status for KTE-C19 for the treatment of DLBCL, PMBCL, ALL, mantle cell lymphoma, or MCL, chronic lymphocytic leukemia, or CLL, and follicular lymphoma, or FL, but exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to assure the availability of sufficient quantities of the product to meet the needs of patients with the rare disease or condition. The European Commission has also granted KTE-C19 orphan drug designation for the treatment of DLBCL, PMBCL, ALL, MCL, CLL/small lymphocytic lymphoma, and FL. The designation may provide 10 years of market exclusivity in Europe, but is subject to certain limited exceptions. Even though we have obtained orphan drug designation for KTE-C19 for certain indications, we may be unable to obtain orphan drug designation for our future product candidates and we may not be the first to obtain marketing approval for any particular orphan indication.

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

Our product candidates may not achieve commercialization and our commercial opportunity may be limited.*

We expect to initially develop our lead product candidate, KTE-C19. However, one of our strategies is to pursue clinical development of additional product candidates. While we have developed a broad pipeline of additional product candidates, including additional TCR- and CAR-based product candidates, further development and obtaining regulatory approval for and commercializing additional product candidates will require substantial additional funding and is prone to the risks of failure inherent in medical product development. We cannot provide you any assurance that we will be able to successfully advance any of these additional product candidates through the development process.

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

Business disruptions could seriously harm our future revenue and financial condition and increase our costs and expenses.*

Our operations, and those of our CROs and other contractors and consultants, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or man-made disasters or business interruptions, for which we are predominantly self-insured. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In addition, we are reliant on the NCI for conducting research and development of certain of our product candidates. The NCI has been affected by the NIH evaluation of its manufacturing facilities, which is delaying clinical trials of early-stage product candidates under our 2012 CRADA, and the NCI may be further affected by government shutdowns or withdrawn funding.

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

At March 31, 2016, we had approximately $199.6 million of cash and cash equivalents and $377.8 million of marketable securities. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2016, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted, the Data Monitoring Committee for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The FDA’s review of our data of our ongoing clinical trials of KTE-C19 may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials of KTE-C19, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. The NCI is also experiencing difficulties in completing ongoing clinical trials and conducting future clinical trials of product candidates due to the NIH facility evaluation.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability or scope thereof, for example through inter partes review, or IPR, post-grant review or ex parte reexamination before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions, which may result in such patents being cancelled, narrowed, invalidated or held unenforceable. For example, on November 16, 2015 and March 18, 2016, one or more anonymous parties filed for ex parte reexaminations of certain patents that we licensed pursuant to our agreement with Cabaret. If, as a result, one or more of the claims in these patents are determined to be unpatentable, invalid or unenforceable, our ability to block certain third party CAR products with these patents could be seriously impaired. Even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. United States patent applications containing or that at any time contained a claim not entitled to a priority date before March 16, 2013 are subject to the “first to file” system implemented by the America Invents Act (2011).

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

We may not be successful in obtaining or maintaining necessary rights to product components and processes for our development pipeline through acquisitions and in-licenses.*

Presently we have rights to the intellectual property, through licenses from third parties and under patent applications that we own or will own, to develop KTE-C19 and certain other product candidates. Because our programs may involve additional product candidates that may require the use of proprietary rights held by third parties, the growth of our business will likely depend in part on our ability to acquire, in-license or use these proprietary rights. For instance, while we have certain intellectual property directed to a CAR-based product candidate that targets the EGFRvIII antigen, we may require an additional license relating to the EGFRvIII scFv target binding site in order to commercialize a CAR-based product candidate that targets the EGFRvIII antigen. In addition, while we have patent rights directed to certain CAR constructs, we do not have, and do not expect to obtain, any intellectual property to broad TCR constructs. Rather, any intellectual property directed to TCR-based product candidates that we may obtain would likely be product and/or construct specific.

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

Issued patents covering our product candidates could be found unpatentable, invalid or unenforceable if challenged in court or the USPTO.*

If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include IPR, ex parte re-examination and post grant review in the United States, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, on November 16, 2015 and March 18, 2016, one or more anonymous parties filed for ex parte reexaminations of certain patents that we licensed pursuant to our agreement with Cabaret. Such proceedings could result in revocation, truncation of term, or amendment to our patents in such a way that they no longer cover our product, or competitor product, candidates. The outcome following legal assertions of unpatentability, invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of unpatentability, invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

•	adverse results or delays in clinical trials;
•	our or NCI’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	the resolution of the NIH facility evaluation and the ability and timing of the NCI to advance clinical trials under the 2012 CRADA;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages, including the ability of Kite Pharma EU B.V. to discover new TCR-based product candidates;
•	actual or anticipated variations in quarterly operating results;

•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of April 1, 2016, our executive officers, directors, and 10% stockholders beneficially owned approximately 27.5% of our voting stock, a significant portion of which is beneficially owned by Arie Belldegrun, our President, Chief Executive Officer and Chairman. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As of March 31, 2016, we estimate that approximately $72.3 million of the net proceeds from our IPO have been utilized to fund our KTE-C19 clinical program and other programs as well as working capital, including general operating expenses, as further described under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-Q.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated April 25, 2014.

10.1	Employment Agreement by and between the Registrant and Timothy Moore, dated February 9, 2016.

10.2	Second Amendment, first effective on March 24, 2016, to the Patent License Agreement by and between the Registrant and the National Institutes of Health, dated April 11, 2013.

10.3	Second Amendment, first effective on March 24, 2016, to the Patent License Agreement by and between the Registrant and the National Institutes of Health, dated June 2, 2014.

10.4	Second Amendment, first effective on March 24, 2016, to the Patent License Agreement by and between the Registrant and the National Institutes of Health, dated December 31, 2014.

10.5	First Amendment, first effective on March 24, 2016, to the Patent License Agreement by and between the Registrant and the National Institutes of Health, dated October 1, 2015.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Kite Pharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-36508).
(2)	Incorporated by reference to Kite Pharma, Inc.’s Registration Statement on Form S-1 (File No. 333-196081), as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE PHARMA, INC.

May 9, 2016	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer

May 9, 2016	By:	/s/ Cynthia M. Butitta
Cynthia M. Butitta
Chief Operating Officer and Chief Financial Officer