Form 10-K/A
period 2015-12-31
Kite Pharma, Inc.
filed 2016-06-28
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to its 2016 Annual Meeting of Stockholders were incorporated by reference into Part III of the Annual Report on Form 10-K that this filing amends. Such Proxy Statement was filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which such Annual Report relates.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Kite Pharma, Inc. (the “Company”) for the year ended December 31, 2015, originally filed with the Securities and Exchange Commission on February 29, 2016 (the “Original Filing”). This Amendment is being filed solely to include revised Exhibits 31.1 and 31.2, which replace the previously filed versions of those exhibits, to include certain statements required by Item 601(b)(31) of Regulation S-K inadvertently omitted when previously filed.

Except as described as above, no changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s filings made with the SEC subsequent to the filing of the Original Filing. The filing of this Amendment is not an admission that the Original Filing, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART IV

Item  15. Exhibits, Financial Statement Schedules

The following documents are filed as exhibits to this Amendment:

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

KITE PHARMA, INC.

June 28, 2016	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer

June 28, 2016	By:	/s/ Paul L. Jenkinson
Paul L. Jenkinson
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	SEC File No.	Exhibit	Filing

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X