Form 10-Q
period 2016-06-30
Kite Pharma, Inc.
filed 2016-08-08
CIK 1510580

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 49,596,938.

KITE PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2016

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

KITE PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	JUNE 30, 2016	DECEMBER 31,
	(UNAUDITED)	2015
ASSETS
Current assets
Cash and cash equivalents	$170,158	$392,843
Marketable securities	360,968	221,879
Prepaid expenses and other current assets	10,472	16,371
Total current assets	541,598	631,093
Restricted cash	3,663	1,540
Property and equipment, net	42,466	30,116
Intangible assets, net	9,460	11,380
Goodwill	25,820	25,360
Other assets	12,668	8,474
Total assets	$635,675	$707,963
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$6,802	$8,049
Deferred revenue	16,167	16,333
Accrued expenses and other current liabilities	20,050	11,787
Total current liabilities	43,019	36,169
Deferred revenue, less current portion	25,139	32,176
Contingent consideration	16,685	16,080
Other non-current liabilities	5,376	7,778
Total liabilities	90,219	92,203
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,511,226 and 48,671,757 shares issued and outstanding, excluding 595,032 and 1,091,306 shares subject to repurchase at June 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	812,490	775,588
Accumulated other comprehensive income (loss)	762	(220)
Accumulated deficit	(267,846)	(159,657)
Total stockholders' equity	545,456	615,760
Total liabilities and stockholders' equity	$635,675	$707,963

See accompanying notes.

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Revenue	$4,795	$4,403	$9,922	$7,284
Operating expenses:
Research and development	47,356	16,588	81,771	25,849
General and administrative	23,520	9,774	40,013	18,945
Total operating expenses	70,876	26,362	121,784	44,794
Loss from operations	(66,081)	(21,959)	(111,862)	(37,510)
Other income (expense):
Interest income	953	498	1,769	965
Interest expense	(196)	(1)	(322)	(5)
Other income (expense)	(30)	570	(63)	571
Total other income	727	1,067	1,384	1,531
Loss before income taxes	(65,354)	(20,892)	(110,478)	(35,979)
Benefit from income taxes	1,080	—	2,289	—
Net loss	$(64,274)	$(20,892)	$(108,189)	$(35,979)
Net loss per share, basic and diluted	$(1.31)	$(0.48)	$(2.21)	$(0.84)
Weighted-average shares outstanding, basic and diluted	49,156,705	43,249,349	48,876,791	42,859,708
Comprehensive loss:
Net loss	$(64,274)	$(20,892)	$(108,189)	$(35,979)
Foreign currency translation adjustments, net of tax	(438)	680	355	681
Unrealized gain (loss) on available-for-sale securities, net	175	(133)	627	(44)
Comprehensive loss	$(64,537)	$(20,345)	$(107,207)	$(35,342)

See accompanying notes.

KITE PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(108,189)	$(35,979)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,527	1,471
Stock-based compensation	34,622	16,058
Deferred rent	(191)	668
Amortization of discount on marketable securities, net	791	(173)
Gain on sale of available for sale securities, net	(444)	—
Restricted cash	(2,122)	(1,540)
Gain on adjustment of contingent consideration	—	(580)
Noncash interest expense	314	—
Loss related to equity investee operations	28	—
Changes in operating assets and liabilities:
Deferred revenue	(7,204)	54,078
Prepaid expenses and other current assets	5,950	(6,141)
Other assets	1,802	(9,098)
Accounts payable	(1,396)	2,127
Accrued expenses and liabilities	6,555	1,711
Due to related party	15	78
Net cash provided by (used in) operating activities	(64,942)	22,680
Cash flows from investing activities:
Purchases of marketable securities	(254,037)	(48,072)
Sales and maturities of marketable securities	115,181	76,291
Purchase of property and equipment	(13,784)	(9,456)
Cash paid for equity investment in Cell Design Labs	(6,025)	—
Net cash paid related to acquisition of T-Cell Factory, B.V.	—	(14,690)
Net cash provided by (used in) investing activities	(158,665)	4,073
Cash flows from financing activities:
Principal payments on capital lease obligations	(57)	(17)
Proceeds from issuance of common stock	—	26,664
Proceeds from exercise of stock options	977	694
Net cash provided by financing activities	920	27,341
Effect of exchange rate changes on cash	2	(155)
Net change in cash and cash equivalents	(222,685)	53,939
Cash and cash equivalents at beginning of period	392,843	209,298
Cash and cash equivalents at end of period	$170,158	$263,237
Supplemental schedule of cash flows information:
Cash paid for interest	$—	$2
Supplemental schedule of non-cash investing and financing activities:
Tenant improvement allowance receivable	$—	$2,633
Employee stock purchase plan compensation	$765	$361
Issuance of stock to purchase T-Cell Factory, B.V.	$—	$4,209

See accompanying notes.

KITE PHARMA, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS

The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $267.8 million and $159.7 million as of June 30, 2016 and December 31, 2015, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended June 30, 2016 are not necessarily indicative of results for the full 2016 fiscal year or any other future interim periods.

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

Restricted Cash

The Company has two certificates of deposit that are posted as secured collateral in connection with letters of credit relating to the Company’s leases of its commercial manufacturing and support facilities. Amounts related to the certificates of deposit were reported as restricted cash and totaled $3.7 million at June 30, 2016.

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

Equity Investments and Business Combinations

For equity investments in other companies, the Company utilizes the cost method of accounting when it does not have the ability to exercise significant influence over the investee. For equity investments where the Company has the ability to exercise significant influence, the Company utilizes the equity method of accounting in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures.

For business combinations, the Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred. The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may retroactively record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.

Goodwill and Other Intangible Assets

Certain intangible assets were acquired as part of a business combination, and have been capitalized at their acquisition date fair value. Acquired definite life intangible assets are amortized using the straight-line method over their respective estimated useful lives, which are evaluated whenever events or circumstances would indicate that an adjustment to the estimated useful lives would be appropriate.  The Company will additionally test its goodwill and indefinite life intangible assets for impairment annually, or whenever events or changes in circumstances indicate an impairment may have occurred. Impairment may result from, among other things, deterioration in the performance of the acquired business, adverse market conditions, adverse changes in applicable laws or regulations and a variety of other circumstances. If the Company determines that an impairment has occurred, it is required to record a write-down of the carrying value and charge the impairment as an operating expense in the period the determination is made. In evaluating the recoverability of the carrying value of goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the acquired assets. Changes in strategy or market conditions could significantly impact those judgments in the future and require an adjustment to the recorded balances. The Company tests its goodwill for impairment annually during the fourth quarter and more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired.

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

Patent Costs

The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are charged to general and administrative expense as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $1.2 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively and were $1.4 million and $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	JUNE 30, 2016	DECEMBER 31, 2015
Accrued compensation costs	$9,017	$6,630
Accrued research and development costs	4,374	796
Accrued legal expenses	925	449
Stock option early exercise liability	673	940
Accrued clinical expenses	2,323	999
Deferred rent and capital lease obligations	591	101
Tenant improvement liabilities - short term	313	300
Accrued patent costs	106	156
Accrued related party costs	104	89
Accrued other expense	1,624	1,327
Total accrued expenses and other current liabilities	$20,050	$11,787

Revenues

On December 31, 2014, the Company entered into a research and collaboration and license agreement with Amgen Inc. (“Amgen”) to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets (the “Amgen Agreement”). To date, revenue has been limited to a portion of the upfront payment the Company received under the Amgen Agreement, reimbursed research and development costs relating to the Amgen targets and a portion of the upfront payment the Company received under a research, development and commercialization agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”); see Note 6 – License and Collaboration Agreements for more information. The Company received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any investigational new drug application (“IND”) filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company may be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen.

The Company applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the upfront payment and research funding under the Amgen Agreement. In accordance with this guidance, the Company concluded that the Amgen Agreement should be accounted for as a single unit of accounting and recognize the Amgen Agreement consideration in the same manner as the final deliverable, which is research service. The $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a four-year period, which is the estimated period of performance for the research service under this agreement. In addition, the Amgen research funding relating to Amgen targets, which is due as the related services are performed under the Amgen Agreement, is recorded as revenue on a time and material basis, with the corresponding cost of revenue recorded as research and development expense in the condensed consolidated statements of operations.

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

During the three months ended June 30, 2016 and 2015, the Company recognized $4.7 million and $4.4 million of revenue under the Amgen Agreement, respectively and recognized $9.8 million and $7.3 million of revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had deferred revenue relating to the Amgen Agreement of $40.1 million.

In the future, the Company may be eligible for development, regulatory and commercial milestone payments under the Amgen Agreement. The Company recognizes revenue related to the milestones under the Amgen Agreement in accordance with the Accounting Standards Codification 605-28, Milestone Method of Revenue Recognition (“ASC 605-28”). At the inception of the arrangement we evaluate whether each milestone is substantive and at risk. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company has concluded that all of the development and regulatory milestones pursuant to its collaboration with Amgen are substantive and at risk. Thus, in accordance with ASC 605-28, revenue will be recognized in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met.

Milestones related to sales-based activities may be triggered upon meeting net sales benchmarks. Under the Amgen Agreement, the achievement of these commercial milestones is solely dependent on Amgen’s performance, and there are no continuing performance obligations from the Company. These commercial milestones would be achieved after the completion of the Company’s development activities. Revenue from commercial milestone payments will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, commercial, finance, accounting, legal, investor relations, facilities, patent prosecution, business development and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate matters, sublicense royalties, insurance, public company expenses relating to maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs, and fees for accounting and consulting services. General and administrative costs are expensed as incurred, and the Company accrues for services provided by third parties related to the above expenses by monitoring the status of services provided and receiving estimates from its service providers, and adjusting its accruals as actual costs become known.

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

As of June 30, 2016 and 2015, potentially dilutive securities include:

	JUNE 30,
	2016	2015
Warrants to purchase common stock	148,444	148,444
Unvested restricted stock units	401,286	—
Unvested early exercise options	595,032	1,387,580
Options to purchase common stock	4,275,490	5,900,011
Total	5,420,252	7,436,035

The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of an employee. The Company has the option to repurchase these shares if they do not vest prior to the termination of this employee.

The following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of June 30, 2016 and 2015, respectively.

	JUNE 30,
	2016	2015
Options to purchase common stock	4,090,650	780,000

Amounts in the tables above reflect the common stock equivalents of the noted instruments.

The following table summarizes the calculation of unaudited basic and diluted net loss per common share for the three and six months ended June 30, 2016 and 2015 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(64,274)	$(20,892)	$(108,189)	$(35,979)
Denominator:
Weighted-average common shares outstanding	50,046,668	44,826,366	49,959,382	44,721,065
Less: weighted-average unvested common shares subject to repurchase	(889,963)	(1,577,017)	(1,082,591)	(1,861,357)
Weighted-average shares used to compute net loss per share, basic and diluted	49,156,705	43,249,349	48,876,791	42,859,708
Net loss per common share, basic and diluted	$(1.31)	$(0.48)	$(2.21)	$(0.84)

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard no longer requires that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The Company elected to adopt the new standard during the quarter ended June 30, 2016. See Note 12 for further discussion regarding the impact on our financial position or results of operations.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 is as follows (in thousands):

		Fair Value Measurements Using
		Quoted Prices	Significant
		in Active	Other	Significant
	Balance as of	Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Restricted cash	$3,663	$3,663	$—	$—
Money market funds(1)	40,344	40,344	—	—
Commercial paper(2)	17,231	—	17,231	—
Corporate debt securities	136,514	—	136,514	—
Government-related debt securities(3)	280,888	—	280,888	—
Total assets	$478,640	$44,007	$434,633	$—

Liabilities:
Contingent consideration	$16,685	$—	$—	$16,685

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)	$10.0 million of commercial paper had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(3)

$63.7 million of government-related debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2016. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Additionally, the Company has incurred contingent consideration obligations in connection with the acquisition of Kite Pharma EU.  These contingent consideration obligations are recorded at their estimated fair value, and are revalued when an event takes place or information becomes available that would indicate that the value of these obligations has changed, until such time that the contingencies related to these obligations are resolved. The value of the contingent consideration is accreted every reporting period based on the passage of time, using the discount rates used during their initial determination as of the acquisition date with a corresponding charge to interest expense. During the three and six months ended June 30, 2016 the Company recorded $0.2 million and $0.3 million respectively as interest expense related to contingent consideration accretion, and there were no other changes in the fair value of the contingent consideration as of June 30, 2016. The fair value measurements of these obligations are based on significant unobservable inputs related to sales and development milestones related to the Kite Pharma EU business combination and are reviewed periodically by management. These inputs include the estimated probabilities and timing of achieving specified development and sales milestones, as well as the discount rate used to determine the present value of these milestones. Significant changes that would increase or decrease the probabilities or timing of achieving the development and sales milestones would result in a corresponding increase or decrease in the fair value of the contingent consideration obligations, which would be recognized in other income (expense) in the condensed consolidated statements of operations.

Investments classified as available-for-sale at June 30, 2016 consisted of the following (in thousands):

			Gross	Gross	Aggregate
		Amortized	Unrealized	Unrealized	Estimated
	Maturity (in years)	Cost	Gains	Losses	Fair Value
Marketable Securities:
Commercial paper(1)	1 year or less	$17,231	$—	$—	$17,231
Corporate debt securities	1 year or less	70,597	52	(11)	70,638
Corporate debt securities	1-2 years	60,342	202	(9)	60,535
Corporate debt securities	More than 2 years	5,297	44	—	5,341
Government-related debt securities(2)	1 year or less	201,676	58	—	201,734
Government-related debt securities	1-2 years	38,373	91	(2)	38,462
Government-related debt securities	More than 2 years	40,551	141	—	40,692
Total available-for-sale securities		$434,067	$588	$(22)	$434,633

(1)	$10.0 million of commercial paper had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.
(2)

$63.7 million of government-related debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

The Company recognizes realized gains or losses on sales or maturities of available-for-sale securities as net interest income. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). At June 30, 2016, the aggregate fair value of securities held by the Company in an unrealized loss position was $44.9 million, which consisted of 24 securities. Of these securities, four securities have been in an unrealized loss position for more than twelve months, but have an aggregate unrealized loss of less than $4,000. Accordingly, the Company does not believe an impairment is necessary on any of these securities at this time. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 5—PROPERTY AND EQUIPMENT

Property and equipment, consists of the following as of June 30, 2016 and December 31, 2015 (in thousands):

	JUNE 30,	DECEMBER 31,
	2016	2015
Laboratory equipment	$17,290	$9,392
Computer equipment and software	2,579	1,715
Office equipment and furniture	2,274	1,918
Leasehold improvements	23,774	3,595
Construction in progress	699	15,314
	46,616	31,934
Less: accumulated depreciation and amortization	(4,150)	(1,818)
Property and equipment, net	$42,466	$30,116

Depreciation and amortization expense related to property and equipment was $1.6 million and $0.3 million for the three months ended June 30, 2016 and 2015, respectively and was $2.4 million and $0.4 million for the six months ended June 30, 2016 and 2015, respectively. The net book value of assets under capital leases at June 30, 2016 and December 31, 2015 was $0.2 million and $0.2 million respectively, net of accumulated depreciation of $0.2 million and $0.1 million, respectively.

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

The CRADA had a five-year term commencing August 31, 2012 and expiring on August 30, 2017. On February 24, 2015, the Company amended the CRADA by expanding the research plan. To support the additional research activities under the amended CRADA, beginning in the first quarter of 2015, the Company’s quarterly payments to the NCI increased from $250,000 to $750,000. Total expenses recognized under the CRADA were $0.8 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively and were $1.5 million and $1.2 million for the six months ended June 30, 2016 and 2015, respectively.

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

Due to the receipt of the $60.0 million upfront license payment from Amgen in connection with the Amgen Agreement, in April 2015 the Company paid $13.8 million to Cabaret as a sublicense fee, which includes $1.8 million of applicable taxes paid on Cabaret’s behalf as required under the Cabaret License. As of June 30, 2016, a $3.5 million deferred asset was recorded under the other current assets caption on the consolidated balance sheets, and a $5.4 million non-current deferred asset was recorded under the other assets caption of the consolidated balance sheets. Both of these amounts will be recognized as sublicense fee expense within general and administrative expense on a straight-line basis over the same period as the license income. For the three months ended June 30, 2016 and 2015, the Company recorded $0.9 million and $0.8 million in sublicense fee expense related to the Cabaret license, respectively and $1.9 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

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

The expenses recognized under the NIH license were not material for the three and six months ended June 30, 2016 and 2015, respectively.

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

The expenses recognized under the NIH license were not material for the three and six months ended June 30, 2016 and 2015, respectively.

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

The Company will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen. The Company will be eligible to receive a $100.0 million milestone payment upon receipt of the first marketing approval for the first Amgen product from each Amgen program to achieve approval and up to $425.0 million in commercial milestone payments for each Amgen program, based on the Amgen program products meeting certain net sales benchmarks in a calendar year, plus tiered high single to double digit royalties for sales and the license of the Company’s intellectual property for CAR-based product candidates. Amgen will be eligible to receive a $100 million milestone payment upon receipt of the first marketing approval for the first Company product from each Company program to achieve approval and up to $425.0 million in commercial milestone payments for each Company program, based on the Company program products meeting certain net sales benchmarks in a calendar year, plus tiered single digit sales royalties. The Company does not expect any milestones to be achieved or paid until 2021 at the earliest, as all of the collaboration product candidates are currently in the pre-clinical stage.

In addition, Amgen has a one-time option to convert a Company program to an Amgen program for a fee of $35.0 million at any time on or prior to the 60th day after the later of (a) delivery of a final report with data for use in an IND and (b) filing of the IND for the first Company product candidate from a Company program and delivery of such IND to Amgen. This option shall exclude the first and second Company programs for which the Company has filed an IND on the Company program product candidate.  In addition to the milestones described above that would be applicable to the converted Company program, the Company shall be eligible to receive additional milestones of $50.0 million upon the initiation of the first Phase 3 clinical trial for the first product from the converted Company program and $50.0 million upon receipt of marketing approval for a second indication from the converted Company program.

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

During the three months ended June 30, 2016 and 2015, the Company recognized $4.7 million and $4.4 million of revenue under the Amgen Agreement, respectively and recognized $9.8 million and $7.3 million of revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, the Company had deferred revenue relating to the Amgen Agreement of $40.1 million.

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

The Company considers its agreement with LLS to be a revenue arrangement with multiple deliverables.  The Company determined that the substantive deliverables are limited to the clinical development of KTE-C19, Research Advisory Committee (“RAC”) participation, and participating in LLS activities, which together represented a single unit of accounting. The Company deemed that the participation on the RAC is tied to the development of KTE-C19 and occurs concurrently with the research and development services. Participation on the RAC does not have a separate and stand-alone value, as it is essential to the development of KTE-C19 and the Company has sole responsibility for the research and development activities. Participation in activities for LLS are not considered to have a significant value to LLS as the participation is limited to two times per calendar year and the expected value is immaterial. The Company recorded the $1.5 million upfront payment as deferred revenue, which will be recognized as revenue over the expected development period. The Company recorded $0.1 million and $0.2 million in revenue related to the LLS upfront payment for the three and six months ended June 30, 2016.

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

In connection with entering into the Agreement, the Company paid AIS a $5.0 million upfront payment and paid $0.5 million in additional payments to support AIS’ research. The Company recorded $1.8 million to research and development expense, and $3.7 million as a deferred asset that was recognized as research and development expense for certain research and development activities which were performed during the three months ended June 30, 2016. AIS will be eligible to receive up to $530.0 million in total milestone payments based on the successful completion of research, clinical and regulatory milestones relating to both program TIPs. At the Company’s option, a portion of the milestones may be paid in shares of the Company’s common stock. AIS will also be eligible to receive a low single digit royalty for sales on a licensed product-by-licensed product and country-by-country basis, until the later of (i) the date on which the licensed product is no longer covered by certain intellectual property rights, and (ii) a defined term from the first commercial sale of the licensed product.

The Company may terminate the agreement with prior written notice after a defined research term. Either party may also terminate the agreement upon certain insolvency events of the other party, or with written notice upon material breach by the other party, if such breach has not been cured within a defined period of receiving such notice.

Research Collaboration and License Agreement with Cell Design Labs, Inc.

On June 1, 2016, the Company entered into a Research Collaboration and License Agreement with Cell Design Labs, Inc. (“Cell Design Labs”) for the development of next generation CAR-based product candidates that incorporate Cell Design Labs’ molecular “on/off switch” technology.

Under the terms of the agreement, Cell Design Labs will be responsible for developing the “on/off switches” for the Company’s CAR T cell pipeline. The Company will receive exclusive worldwide rights to develop and commercialize CAR-based product candidates containing Cell Design Labs’ “on/off switches” directed to certain targets that are associated with acute myeloid leukemia. The Company also has the exclusive option for a pre-defined period to develop and commercialize CAR-based product candidates containing “on/off switches” directed to certain targets that are associated with B-cell malignancies.

Pursuant to the agreement, the Company paid Cell Design Labs a $2.0 million upfront payment and will pay up to an additional $9.0 million during the research and development term to support Cell Design Labs’ research. The Company previously made a $1.0 million equity investment in Cell Design Labs in December 2015 and, in connection with entering into the agreement, the Company made an additional equity investment in Cell Design Labs of approximately $6.0 million. Cell Design Labs will be eligible to receive up to $56.5 million in total milestone payments based on the successful completion of research, clinical, regulatory and commercial milestones. Cell Design Labs will also be eligible to receive tiered single digit royalties for sales on a licensed product-by-licensed product and country-by-country basis, until the date on which the licensed product is no longer covered by certain intellectual property rights.

The Company may terminate the agreement with prior written notice. Either party may also terminate the agreement upon certain insolvency events of the other party, or with written notice upon material breach by the other party, if such breach has not been cured within a defined period of receiving such notice.

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

NOTE 8—STOCK BASED COMPENSATION

Employee Stock Purchase Plan

During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was $0.3 million and $0.5 million for the three and six months ended June 30, 2016.

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

In January 2015 in accordance with the evergreen feature of the ESPP, the maximum number of common shares issuable under the ESPP was increased by 440,354 shares to 800,354 shares. In January 2016, the maximum number of common shares issuable under the ESPP was increased by 497,630 to 1,297,984 in accordance with the evergreen feature of the ESPP. During the three and six months ended June 30, 2016, the Company issued 0 shares and 34,608 shares under the ESPP.

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

A summary of the status of the options issued under the Plan as of June 30, 2016, and information with respect to the changes in options outstanding is as follows:

			WEIGHTED-
		WEIGHTED-	AVERAGE
	OUTSTANDING	AVERAGE	REMAINING	AGGREGATE
	STOCK	EXERCISE	CONTRACTUAL	INTRINSIC
	OPTIONS	PRICE	LIFE (YEARS)	VALUE
Balance at January 1, 2016	7,393,261	$34.18	8.8	$211,104,379
Granted under the Plans	1,329,700	48.94
Exercised	(308,071)	3.17
Surrendered/Cancelled	(48,750)	58.20
Balance at June 30, 2016	8,366,140	$37.53	8.5	$143,486,239
Exercisable at June 30, 2016	2,737,788	$22.27	7.9	$82,588,267

The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted during the six months ended June 30, 2016 and 2015 included the following:

	SIX MONTHS ENDED JUNE 30,
	2016	2015
Risk-free interest rate	1.28% - 2.00%	1.19% - 1.75%
Expected volatility	67.9% - 72.7%	72.0% - 80%
Stock price	$39.95 - $61.92	$50.02 - $72.42
Expected life	6.25 years	6 years
Expected dividend yield	0%	0%

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.

Stock-based compensation for the three and six months ended June 30, 2016 and 2015 is as follows (in thousands):

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015
Research and development	$8,472	$4,765	$16,951	$7,544
General and administrative	11,286	4,616	17,671	8,514
Total	$19,758	$9,381	$34,622	$16,058

The weighted-average grant date fair value per share of options granted under the Plan was $30.53 and $35.47 for the three months ended June 30, 2016 and 2015, respectively and was $30.96 and $40.28 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016, total compensation expense not yet recognized related to stock option grants amounted to approximately $170.3 million which will be recognized over the next 2.7 years. Additionally, 595,032 options that were early exercised for total proceeds of $0.7 million were unvested, and were recorded as a current and long term liability, based on their vesting date, on the condensed consolidated balance sheets.

The following table summarizes information about stock options outstanding as of June 30, 2016:

	OUTSTANDING			EXERCISABLE
		WEIGHTED-
		AVERAGE	WEIGHTED-		WEIGHTED-
		REMAINING	AVERAGE		AVERAGE
EXERCISE PRICE	TOTAL SHARES	CONTRACTUAL LIFE	EXERCISE PRICE	TOTAL SHARES	EXERCISE PRICE
0.38 - 0.70	950,439	7.0	$0.64	779,085	$0.63
1.35	961,387	7.7	1.35	520,126	1.35
6.89 - 17.00	954,942	7.9	10.38	407,248	10.86
25.50 - 44.91	858,022	8.8	37.51	173,449	33.38
45.04 - 51.41	911,700	9.5	49.04	47,997	51.17
51.43 - 53.90	976,800	8.6	52.67	363,180	52.63
54.02 - 62.20	902,500	9.1	57.20	180,453	58.46
62.44 - 63.89	848,350	9.3	63.66	72,708	63.13
64.08 - 71.78	837,500	8.8	66.95	190,000	66.32
72.33 - 79.34	164,500	9.2	73.72	3,542	72.42
	8,366,140	8.5	$37.53	2,737,788	$22.27

The following table summarizes information about RSU activity for the six months ended June 30, 2016:

			WEIGHTED-
		WEIGHTED-	AVERAGE
	OUTSTANDING	AVERAGE	RECOGNITION	AGGREGATE
	RESTRICTED STOCK	GRANT DATE	PERIOD	UNRECOGNIZED
	UNITS	FAIR VALUE	(YEARS)	COMPENSATION
Unvested shares as of January 1, 2016	187,100	$64.32	3.0	$11,878,381
Granted	216,221	47.49
Vested	(1,035)	48.28
Forfeited	(1,000)	50.14
Balance at June 30, 2016	401,286	$55.33	3.2	$20,064,300

NOTE 9—INCOME TAXES

As of June 30, 2016, the Company recorded an income tax benefit of $2.3 million. The Company’s income tax benefit is related to losses from its foreign operations, unrealized gains on its available for sale securities, and a prior year true up related to deferred taxes in foreign jurisdictions.

The Company continues to maintain a full valuation allowance on its net deferred tax assets in the U.S., as it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to historical losses. Accordingly, the net deferred tax assets within the U.S. have been fully reserved. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future, and will adjust the valuation allowance as needed. The Company is in a net deferred tax liability position within the Netherlands as of June 30, 2016, and continues to record income tax benefit for net operating losses in the Netherlands.  The Company is monitoring the composition of the deferred balances within the Netherlands, as net deferred tax assets would be subject to a valuation allowance.

The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2016.

Our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and the Netherlands. All tax years remain open to examination by major taxing jurisdictions until a future period when net operating losses are utilized.

NOTE 10—RELATED PARTIES

On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $75,000 and $75,000 for the three months ended June 30, 2016, and 2015, respectively and were $150,000 and $150,000 for the six months ended June 30, 2016 and 2015, respectively.

In addition, from time to time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $19,480 and $6,073 for the three months ended June 30, 2016 and 2015, respectively and $35,601 and $11,944 for the six months ended June 30, 2016 and 2015, respectively.

As of June 30, 2016 and December 31, 2015, the Company had a payable to TRC of $103,746 and $88,279, respectively. The amounts are recorded as other current liabilities on the balance sheet. All balances owed as of December 31, 2015 were paid in full during the first quarter of 2016 and all balances owed as of June 30, 2016 are expected to be paid in full during the third quarter of 2016.

NOTE 11—COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2016 and December 31, 2015. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

On June 22, 2015, the Company entered into a sublease agreement with Goldline, LLC, for office space in Santa Monica, California. The lease has a 26 month term commencing on June 22, 2015. The Company is required to remit base rent of $47,689 per month, with rent abatement of 50% for the first three months and 25% the next three months.   Rent will increase to $50,389 from July 1, 2016 to the end of the lease term. On June 30, 2016, the Company expanded its sublease agreement with Goldline, LLC for additional office space in Santa Monica, California. The lease has a 14 month term commencing on June 30, 2016 with monthly base rent of $10,908.

Rent expense charged to operations was $1.0 million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively and was $2.0 million and $1.1 million for the six months ended June 30, 2016 and 2015, respectively. The Company received from its landlords lease incentives related to tenant improvement allowances, which are recorded as a reduction of rent expense over the term of the respective leases. The Company has incurred expenses eligible for tenant improvement allowances related to its research and development facilities and received cash from its landlords in the amount of $3.4 million as of March 31, 2016. The Company has recorded corresponding other current deferred rent liabilities and other non-current deferred rent liabilities related to these tenant improvement allowances within the condensed consolidated balance sheets and recognized a reduction in rent expense of $0.1 million and $0.2 million for the three and six months ended June 30, 2016 as a result of the tenant improvement allowances.

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
	$15,400

During the three months ended June 30, 2015, one of the non-compete agreements with a non-employee Seller was terminated.  As a result, the Seller likewise forfeited the future receipt of funds due under the contingent consideration agreement. As a result, the Company reduced its non-compete agreement intangible asset by $1.1 million as well as the deferred tax liability related to the non-compete agreement by $0.3 million, and also reduced its contingent consideration liability by $1.3 million, which would no longer be payable to this Seller. This resulted in a $0.5 million adjustment that was recorded as other income within the condensed consolidated statements of operations. During the three and six months ended June 30, 2016 the Company recorded $0.2 million and $0.3 million as interest expense within the condensed consolidated statements of operations related to contingent consideration accretion, respectively, and there were no other changes in the fair value of the contingent consideration as of June 30, 2016.

Cell Design Labs Investment

The Company accounts for its equity investments under the cost method of accounting when it does not have the ability to exercise significant influence over the investees. For investments where the Company has the ability to exercise significant influence, the equity method of accounting is used. Significant influence is generally deemed to exist if the Company's ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee's board of directors or any significant business relationships that may exist with the investee, are also considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the consolidated balance sheets under the other assets caption, and adjusted for dividends received and our share of the investee's earnings or losses, together with other-than-temporary impairments which are recorded in the consolidated statements of operations.

The Company’s total equity investment in Cell Design Labs as of December 31, 2015 was $1.0 million and the Company accounted for the investment using the cost method of accounting. On June 1, 2016, the Company entered into a Research Collaboration and License Agreement with Cell Design Labs to develop “on/off switches” for the Company’s CAR T cell pipeline. On June 2, 2016, the Company made an additional equity investment in Cell Design Labs of approximately $6.0 million in cash.

Upon making the additional investment in June 2016, the Company reassessed its ability to exert influence over Cell Design Labs by quantitatively assessing its overall ownership position in Cell Design Labs and the number of voting seats it had on the Cell Design Labs board of directors, as well as by qualitatively assessing the effect of its research collaboration on the investee. Due to the additional June 2016 investment, the Company’s ownership interest increased and remains less than 20%, and the Company also obtained a seat on Cell Design Labs’ board of directors. Cell Design Labs’ primary research and development efforts are also conducted pursuant to the Company’s Research Collaboration and License Agreement with Cell Design Labs. As a result, the Company determined that the prospective application of the equity method of accounting would be appropriate. The equity investment is included in the other assets caption within the condensed consolidated balance sheets. During the three months ended June 30, 2016, the Company recognized its share of Cell Design Labs’ operating loss, which was not material and is included under the other expenses caption within the condensed consolidated statements of operations.

NOTE 13—SUBSEQUENT EVENTS

On July 1, 2016, the Company entered into a lease agreement with 2383 Utah, LLC, for the lease of approximately 60,000 square feet of primarily office space in El Segundo, which is adjacent to the Company’s manufacturing facility. The lease has a nine year and six month term commencing on February 1, 2017. Upon certain conditions, the Company has two options to extend the lease, each for an additional five years. The Company paid $176,400 upon execution of the lease and is required to remit base rent of $176,400 per month, or $2.94 per square foot, which will increase at a rate of approximately 3% per year. The monthly installments will be abated for the months of February 2017, February 2018, February 2019, February 2020, February 2021, February 2022 and February 2023.

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

We are currently conducting four company-sponsored pivotal studies of our lead product candidate, KTE-C19, a CAR-based therapy. We are conducting a Phase 2 clinical trial (ZUMA-1) of KTE-C19 in patients with refractory diffuse large B cell lymphoma, or DLBCL, including primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin lymphoma, or NHL. We are also conducting a Phase 2 clinical trial (ZUMA-2) of KTE-C19 in patients with relapsed/refractory mantle cell lymphoma, or MCL, a Phase 1-2 clinical trial (ZUMA-3) of KTE-C19 in adult patients with relapsed/refractory acute lymphoblastic leukemia, or ALL, and a Phase 1-2 clinical trial (ZUMA-4) of KTE-C19 in pediatric patients with relapsed/refractory ALL. In the third quarter of 2016, we plan to initiate a multi-center Phase 1b/2 clinical trial of KTE-C19 in combination with Genentech’s atezolizumab in patients with refractory DLBCL and, in the second half of 2016, we plan to initiate clinical trials of KTE-C19 in Europe.

We have completed enrollment of all 72 patients in the DLBCL cohort and 20 patients in the PMBCL and TFL cohort in ZUMA-1. We plan to open an additional cohort in ZUMA-1 to allow us to continue to dose patients with KTE-C19 in the United States and to expand the clinical trial to Europe. We plan to report ZUMA-1 top-line data from the first 50 DLBCL patients with at least three-months of follow-up by the end of the third quarter of 2016. If we believe the data are compelling, we plan to discuss with the FDA the filing of a Biologics License Application, or BLA, for accelerated approval of KTE-C19 as a treatment for patients with refractory DLBCL, PMBCL and TFL. Subject to the interim results and discussions with the FDA, we plan to submit the BLA at the end of 2016. If approved, we plan to commercially launch KTE-C19 in 2017.  We plan to report data from ZUMA-2 and the Phase 2 portions of ZUMA-3 and ZUMA-4 in 2017. If we believe the data are compelling, we plan to pursue FDA approval for these additional indications.

Recent Developments

At the June 2016 annual meeting of the American Society of Clinical Oncology, or ASCO, we announced updated data from the Phase 1 portion of ZUMA-1. Seven patients were treated with KTE-C19, of which four achieved complete remissions and one achieved a partial remission based on the investigator’s assessment, representing an overall objective response rate of 71%. Three patients had ongoing complete remissions at nine-month study follow-up.

As we have previously reported, one patient experienced dose-limiting toxicities of cytokine release syndrome and neurotoxicity that were life-threatening and the remaining patients without ongoing complete remissions died due to disease progression. The patient that experienced dose-limiting toxicities died within 30 days of KTE-C19 infusion. The death was due to intracranial hemorrhage deemed unrelated to KTE-C19 per the investigator. Overall, KTE-C19 related adverse events included severe and life threatening toxicities, consisting predominantly of cytokine release syndrome and neurotoxicity, which were generally reversible except in the patient with the dose-limiting toxicities. Supportive care, tocilizumab, and corticosteroids were used to manage these adverse events.

Findings from SCHOLAR-1 (Retrospective Non-Hodgkin Lymphoma Research), a multi-institutional, patient-level meta-analysis of outcomes from 635 patients with refractory DLBCL were also presented at ASCO. The results showed that patients with DLBCL who do not respond to their last treatment with a chemotherapy-based regimen or have relapsed less than 12 months after autologous stem cell transplant have consistently poor outcomes. Median overall survival was 6.6 months and the overall response rate across all 597 evaluable patients was 26% with only 8% achieving a complete response.

In June 2016, we entered into a research collaboration and license agreement with Cell Design Labs, Inc., or Cell Design Labs, for the development of next generation CAR-based product candidates that incorporate Cell Design Labs’ molecular “on/off switch” technology. We previously made a $1.0 million equity investment in Cell Design Labs in December 2015 and, in connection with entering into the research collaboration and license agreement, we made an additional equity investment in Cell Design Labs of approximately $6.0 million. We also entered into a new Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or NCI.  Under this CRADA, the NCI is expected to evaluate TCR-based therapies targeting HPV-16 E7 as a monotherapy and in combination with a checkpoint inhibitor in HPV-16 associated solid tumors.

In July 2016, we entered into a patent license agreement with the National Institutes of Health, or NIH, and a license agreement with The Regents of the University of California, or The Regents. Pursuant to the NIH agreement, we hold an exclusive, worldwide license to certain intellectual property related to fully-human CAR-based product candidates that target the CD19 antigen.  The agreement with The Regents provides us an exclusive, worldwide license to certain intellectual property related to an artificial thymic organoid system, which we believe will support T cell generation from pluripotent stem cells and enable the research and development of off-the-shelf engineered T cell therapies.

OUR RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS

We have three CRADAs with the U.S. Department of Health and Human Services, as represented by the NCI, through which we are funding the research and development of eACT-based product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies.

Under the CRADAs, we have an exclusive option to negotiate commercial licenses from the NIH to intellectual property relating to CAR-and TCR-based product candidates developed in the course of the CRADA research plans.  Since entering into the first CRADA in August 2012, we have secured multiple commercial license agreements with the NIH for intellectual property relating to TCR-based product candidates targeting certain SSX2, NY-ESO-1, HPV and MAGE antigens, for a CAR-based product candidate targeting EGFRvIII and for a fully-human CAR-based product candidate targeting CD19.

In addition, we have a license agreement with Cabaret Biotech Ltd., or Cabaret, and its founder relating to intellectual property and know-how owned or licensed by Cabaret and relating to CAR constructs that encompass KTE-C19. We have also entered into a research collaboration and license agreement with Amgen Inc., or the Amgen Agreement, a collaboration agreement with bluebird bio, Inc., and a license and research agreement with Alpine Immune Sciences, Inc.

For additional information regarding our significant collaborations and license agreements, see Note 6 to our financial statements appearing elsewhere in this Form 10-Q.

COMPONENTS OF OPERATING RESULTS

Revenues

As of June 30, 2016, our revenue has been limited to a portion of the upfront payment we received under the Amgen Agreement, reimbursed research and development costs relating to the Amgen targets and a portion of the payments we received under a research, development and commercialization agreement with the Leukemia & Lymphoma Society, Inc. We received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. We will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. We will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen.

We applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the upfront payment and research funding under the Amgen Agreement. In accordance with this guidance, the $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a four-year period. In addition, the Amgen research funding, which is due as the related services are performed under the Amgen Agreement, is recorded as revenue on a time and material basis, and the related costs are recorded as research and development expense in the consolidated statements of operations.

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

During the three months ended June 30, 2016 and 2015, we recognized $4.7 million and $4.4 million of revenue under the Amgen Agreement, respectively, and recognized $9.8 million and $7.3 million of revenue for the six months ended June 30, 2016 and 2015, respectively. As of June 30, 2016, we had deferred revenue relating to the Amgen Agreement of $40.1 million.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, commercial, finance, accounting, business development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate and patent matters and fees for accounting and consulting services.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the three months ended June 30, 2016 and 2015:

	THREE MONTHS
	ENDED JUNE 30,		CHANGE
	2016	2015	$
	(unaudited, in thousands)
Revenue	$4,795	$4,403	$392
Costs and expenses:
Research and development	47,356	16,588	30,768
General and administrative	23,520	9,774	13,746
Total costs and expenses	70,876	26,362	44,514
Loss from operations	(66,081)	(21,959)	(44,122)
Other income (expense):
Interest income	953	498	455
Interest expense	(196)	(1)	(195)
Other income (expense)	(30)	570	(600)
Total other income	727	1,067	(340)
Loss before income taxes	(65,354)	(20,892)	(44,462)
Benefit from income taxes	1,080	—	1,080
Net loss	$(64,274)	$(20,892)	$(43,382)

Revenue

Revenue was $4.8 million and $4.4 million for the three months ended June 30, 2016 and 2015, respectively. The increase in revenue during this period of $0.4 million was primarily due to increased revenue recognized under the Amgen Agreement.

Research and Development Expenses

Research and development expenses were $47.4 million and $16.6 million for the three months ended June 30, 2016 and 2015, respectively. The increase in research and development expenses during this period of $30.8 million was primarily due to:

•	$7.4 million of expenses related to our clinical and commercial manufacturing activities;
•	$6.8 million in compensation expense related to increased research and development staff and consultant costs;
•	$6.1 million in expenses related to our collaboration agreements with Cell Design Labs and Alpine Immune Sciences;
•	$5.6 million in costs related to our eACT development program and Amgen pre-clinical development program;
•	$3.7 million of stock based compensation expense related to increased research and development staff and consultants; and
•	$1.2 million of expenses related to facilities, depreciation, amortization, travel, and other expenses.

General and Administrative Expenses

General and administrative expenses were $23.5 million and $9.8 million for the three months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses during this period of $13.7 million was primarily due to:

•	$6.7 million of stock based compensation expense related to increased general and administrative staff and consultants;
•	$5.7 million of expenses related to increased personnel costs, including employees and professional fees; and
•	$1.3 million of expense related to marketing, travel, and other expenses.

Comparison of the Six Months Ended June 30, 2016 and 2015

The following table sets forth our results of operations for the six months ended June 30, 2016 and 2015:

	SIX MONTHS
	ENDED JUNE 30,		CHANGE
	2016	2015	$
	(unaudited, in thousands)
Revenue	$9,922	$7,284	$2,638
Costs and expenses:
Research and development	81,771	25,849	55,922
General and administrative	40,013	18,945	21,068
Total costs and expenses	121,784	44,794	76,990
Loss from operations	(111,862)	(37,510)	(74,352)
Other income (expense):
Interest income	1,769	965	804
Interest expense	(322)	(5)	(317)
Other income (expense)	(63)	571	(634)
Total other income	1,384	1,531	(147)
Loss before income taxes	(110,478)	(35,979)	(74,499)
Benefit from income taxes	2,289	—	2,289
Net loss	$(108,189)	$(35,979)	$(72,210)

Revenue

Revenue was $9.9 million and $7.3 million for the six months ended June 30, 2016 and 2015, respectively. The increase in revenue during this period of $2.6 million was primarily due to increased revenue recognized under the Amgen Agreement.

Research and Development Expenses

Research and development expenses were $81.8 million and $25.8 million for the six months ended June 30, 2016 and 2015, respectively. The increase in research and development expenses during this period of $56.0 million was primarily due to:

•	$13.8 million of expenses related to clinical and commercial manufacturing activities;
•	$12.1 million of stock based compensation expense related to increased research and development staff and consultants;
•	$10.3 million in costs related to our eACT development program and Amgen pre-clinical development program;
•	$9.4 million in compensation expense related to increased research and development staff and consultant costs;
•	$6.4 million in expenses related to our collaborations with Cell Design Labs and Alpine Immune Sciences; and
•	$3.9 million of expenses related to facilities, depreciation, amortization, travel, and other expenses.

General and Administrative Expenses

General and administrative expenses were $40.0 million and $18.9 million for the six months ended June 30, 2016 and 2015, respectively. The increase in general and administrative expenses during this period of $21.1 million was primarily due to:

•	$10.3 million of expenses related to increased personnel costs, including employees and professional fees;
•	$9.2 million of stock based compensation expense related to increased general and administrative staff and consultants; and
•	$1.6 million of expense related to marketing, travel, and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2016, we had $170.2 million in cash and cash equivalents, and $361.0 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.

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

We have incurred losses since our inception in 2009 and, as of June 30, 2016, we had an accumulated deficit of $267.8 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.

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

Cash Flows

The following table sets forth the significant sources and uses of cash for the periods set forth below:

	SIX MONTHS ENDED
	JUNE 30,
	2016	2015
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(64,942)	$22,680
Investing activities	(158,665)	4,073
Financing activities	920	27,341
Effect of exchange rate changes on cash	2	(155)
Net change in cash and cash equivalents	$(222,685)	$53,939

Operating Activities

Net cash used in operating activities was $64.9 million during the six months ended June 30, 2016 as compared to $22.7 million in cash provided by operating activities during the six months ended June 30, 2015. The increase in net cash used in operating activities of $87.6 million between the six months ended June 30, 2016 and 2015 was primarily the result of cash received from Amgen as an upfront payment related to the Amgen Agreement in the six months ended June 30, 2015, as well as increased operating expenses due to additional headcount, facilities related costs, and other research and development and clinical activities during the six months ended June 30, 2016.

Investing Activities

Net cash used in investing activities was $158.7 million during the six months ended June 30, 2016 as compared to $4.1 million of cash provided by investing activities during the six months ended June 30, 2015. The increase in cash used in investing activities of $162.8 million between the six months ended June 30, 2016 and 2015 was primarily the result of the investment of the proceeds from our December 2015 follow-on offering and transactional activity related to our marketable securities portfolio, as well as capital expenditures related to our clinical and commercial manufacturing facilities.

Financing Activities

Net cash provided by financing activities was $0.9 million during the six months ended June 30, 2016 as compared to $27.3 million in cash provided by financing activities during the three months ended June 30, 2015. The decrease in cash provided by financing activities of $26.4 million between the six months ended June 30, 2016 and 2015 was primarily the result of the underwriters’ exercise in full of their over-allotment option from the December 2014 follow-on offering during the six months ended June 30, 2015.

Off-Balance Sheet Arrangements

During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of June 30, 2016, we had $170.2 million in cash and cash equivalents, and $361.0 million in marketable securities. We generally hold our cash in interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.

We are also exposed to foreign currency exchange rate risk relating to our funding of our European subsidiary, Kite Pharma EU.  Our balance sheet as of June 30, 2016 includes cash and cash equivalent balances of $1.4 million denominated in Euros.  We do not participate in any foreign currency hedging activities.  A hypothetical 10% increase (decrease) in the value of the Euro would result in a foreign currency translation effect of $0.1 million which would be recorded to other comprehensive income (loss). Future changes in the U.S. dollar and Euro exchange rate may result in future recognition of exchange rate losses or higher than expected operating expenses as we fund the operations of our subsidiary.  We did not recognize any material exchange rate loss during the three and six months ended June 30, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. We are not currently a party to any litigation that, in the opinion of our management, is likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

We are involved in an inter partes review and ex parte reexaminations before the United States Patent and Trademark Office.  For information regarding these proceedings, please see “Risk Factors—Risks Related to Our Intellectual Property—If our efforts to protect the proprietary nature of the intellectual property related to our technologies are not adequate, we may not be able to compete effectively in our market,” “Risk Factors—Risks Related to Our Intellectual Property—Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts” and “Risk Factors—Risks Related to Our Intellectual Property—Issued patents covering our product candidates could be found unpatentable, invalid or unenforceable if challenged in court or the USPTO.”

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

Risks Related to Our Business and Industry

We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2015 and 2014, we reported a net loss of $101.7 million and $42.6 million, respectively. For the six months ended June 30, 2016 and 2015, we reported a net loss of $108.2 million and $36.0 million, respectively. As of June 30, 2016, we had an accumulated deficit of $267.8 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

In addition, we expect to use manufacturing and processing approaches to produce engineered T cells that are based on the original approach used by our collaborator, the National Cancer Institute, or NCI. While the NCI has and is expected to use CAR- and TCR-based therapies in clinical trials that we are funding under Cooperative Research and Development Agreements, or CRADAs, we cannot be sure that our engineered T cell therapy will obtain the same safety and efficacy results as those obtained or may be obtained by the NCI using its own original production methods.

Our business is highly dependent on the success of KTE-C19, our lead product candidate. KTE-C19 and our other product candidates will require significant additional clinical testing before we can seek regulatory approval and potentially launch commercial sales.*

Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, KTE-C19. All of our product candidates, including KTE-C19, will require additional clinical and non-clinical development, regulatory review and approval in multiple jurisdictions, substantial investment, access to sufficient commercial manufacturing capacity and significant marketing efforts before we can generate any revenue from product sales. In addition, because KTE-C19 is our most advanced product candidate, and because our other product candidates are based on similar technology, if our clinical trials of KTE-C19 encounter safety, efficacy or manufacturing problems, developmental delays or regulatory issues or other problems, our development plans and business would be significantly harmed. Similarly, adverse events in other immuno-oncology or CAR and TCR trials being conducted by our competitors may have a negative impact on our product candidates and development plans.

We are partly reliant on the National Cancer Institute for research and development and early clinical testing of certain of our product candidates.*

A substantial portion of our research and development has been conducted by the NCI under the CRADA entered into in August 2012. In January 2016 and June 2016, we entered into additional CRADAs for the research and clinical development of additional engineered T cell therapy, including a fully human CAR-based therapy directed against the CD19 antigen for the treatment of B cell lymphomas and leukemias and TCR-based therapies directed against the HPV-16 E7 oncoprotein and in combination with a checkpoint inhibitor in HPV-16 associated solid tumors.

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

While we expect to have the NCI, with Dr. James N. Kochenderfer as principal investigator, conduct additional clinical trials under the 2016 CRADAs that are unaffected by the NIH facility evaluation, we have limited control over the nature or timing of the NCI’s clinical trials and limited visibility into their day-to-day activities, including with respect to how they are providing and administering T cell therapy. For example, the research we are funding constitutes only a small portion of the NCI’s overall research. Additionally, other research being conducted by Dr. Rosenberg or Dr. Kochenderfer may at times receive higher priority than research on our programs.

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

Though each CRADA has a five-year term, the clinical trials under the 2012 CRADA are currently suspended as described above and the NCI may unilaterally terminate any of the CRADAs at any time for any reason or for no reason upon at least 60 days prior written notice. If the NCI unilaterally terminates one or both CRADAs, part or all of the research and development of eACT would be suspended, and we may be unable to research, develop and license future product candidates.

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

Our clinical trials may fail to demonstrate adequately the safety and efficacy of any of our product candidates, which would prevent or delay regulatory approval and commercialization.*

Before obtaining regulatory approvals for the commercial sale of our product candidates, including KTE-C19, we must demonstrate through lengthy, complex and expensive preclinical testing and clinical trials that our product candidates are both safe and effective for use in each target indication. Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. We expect there may be greater variability in results for products processed and administered on a patient-by-patient basis, like eACT, than for “off-the-shelf” products, like many drugs. There is typically an extremely high rate of attrition from the failure of product candidates proceeding through clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy, insufficient durability of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that commence clinical trials are never approved as products.

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

Monitoring of patient safety in our ongoing and planned clinical trials will be more challenging than the monitoring currently being done by the NCI, which could adversely affect our ability to obtain regulatory approval.*

The NCI is a center of excellence for clinical trials in cancer patients, with a large group of experienced staff and a clinical trial support system. Patients enrolled in the NCI clinical trials are generally hospitalized for extended periods of time for dedicated observation, and there is a ready availability of specialized health care professionals and intensive care unit beds if necessary. For our ongoing clinical trials of KTE-C19 and in our planned sponsored multicenter clinical trials of KTE-C19 and other product candidates, we have and expect to contract with academic medical centers and hospitals experienced in the assessment and management of toxicities arising during clinical trials. Nonetheless, the NCI may have greater ability and experience to observe patients and treat toxicities, whether due to personnel changes, inexperience, shift changes, house staff coverage or related issues. This could lead to more severe or prolonged toxicities or even patient deaths, which could result in us or the FDA delaying, suspending or terminating one or more of our clinical trials, and which could jeopardize regulatory approval. Medicines used at sites to help manage adverse side effects of KTE-C19, such as tocilizumab and corticosteroids, may not adequately control the side effects and/or may have a detrimental impact on the efficacy of the treatment. Use of these medicines may increase as we initiate new trial sites. All patients in the Phase 1 portion of ZUMA-1 received tocilizumab and most received corticosteroids. These medicines were infrequently used in the NCI Phase 1-2a clinical trial of anti-CD19 CAR T cell therapy.

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential or result in significant negative consequences.*

Undesirable or unacceptable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign regulatory authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics.

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

As an anti-CD19 CAR T cell therapy, KTE-C19 has caused similar toxicities as the therapy in the NCI clinical trials as seen in the Phase 1 portion of the ZUMA-1 trial. As presented at the American Association of Cancer Research in April 2016 and at the American Society of Clinical Oncology in June 2016, the KTE-C19 related adverse events included severe and life threatening toxicities, consisting predominantly of cytokine release syndrome and neurotoxicity, which were reversible except in the patient that experienced dose-limiting toxicities. This patient died within thirty days of treatment, but the death was deemed unrelated to KTE-C19.

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

KTE-C19 has received breakthrough therapy designation in the United States for the treatment of refractory DLBCL, PMBCL and TFL and was granted access to Priority Medicines regulatory support in the European Union for the treatment of refractory DLBCL, but there can be no assurance that such designations will result in expedited review or approval.*

Breakthrough therapy designation is granted by the FDA and is intended to expedite the development and review of products that treat serious or life-threatening conditions. Access to the Priority Medicines, or PRIME, initiative is granted by the European Medicines Agency, or EMA, to support the development and accelerate the review of new therapies to treat patients with unmet medical need.

We have received breakthrough therapy designation for KTE-C19 for the treatment of refractory DLBCL, PMBCL and TFL and received access to PRIME for the treatment of refractory DLBCL, but there can be no assurance that such designations will result in expedited review or approval. The FDA may also rescind the breakthrough therapy designation for KTE-C19 if subsequent data no longer support the designation. Breakthrough therapy designation and access to PRIME does not change the standards for product approval. While we intend to seek breakthrough therapy designation and access to PRIME for other product candidates, we may never receive such designations.

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

We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.*

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, including our President and Chief Executive Officer, our Executive Vice President of Research & Development and Chief Medical Officer, our Chief Scientific Officer, our Chief Operating Officer, our Chief Commercial Officer, our Executive Vice President of Technical Operations and our Chief Financial Officer. The loss of the services of any of our executive officers, other key employees, and other scientific and medical advisors, and our inability to find suitable replacements could result in delays in product development and harm our business. Our strong relationship with the NCI is bolstered by our President and Chief Executive Officer’s relationship with Dr. Rosenberg of the NCI. If we lose our President and Chief Executive Officer or if Dr. Rosenberg leaves the NCI, our relationship with the NCI may deteriorate and our business could be harmed. We conduct substantially all of our operations at our facilities in Southern California. This region is headquarters to many other biopharmaceutical companies and many academic and research institutions. Competition for skilled personnel in our market is intense and may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all.

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

If we license products or businesses, we may not be able to realize the benefit of such transactions if we are unable to successfully integrate them with our existing operations and company culture. For instance, our research collaboration with Amgen Inc., our collaboration with bluebird bio, Inc., our license and research agreement with Alpine Immune Sciences, Inc. and our research collaboration and license agreement with Cell Design Labs, Inc. all require significant research and development commitments that may not result in the development and commercialization of additional product candidates. In addition, our collaboration with GE Global Research may not result in automation technologies that improve engineered T cell manufacturing. We cannot be certain that, following a strategic transaction or license, we will achieve the results, revenue or specific net income that justifies such transaction.

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

Our ability to utilize our net operating loss carryforwards and certain other tax attributes will be limited.*

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2015, we have U.S. and state net operating loss carryforwards of approximately $79.2 million and $89.7 million, respectively. As a result of our private placements and our initial public offering, we triggered two “ownership changes,” which resulted in a limitation in utilization of pre-change attributes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal and state taxable income may be subject to limitations, which will result in increased future tax liability to us.

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

At June 30, 2016, we had approximately $170.2 million of cash and cash equivalents and $361.0 million of marketable securities. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2016, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

The advancement of health reform may negatively impact our ability to sell our product candidates, if approved, profitably.*

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

There have been, and likely will continue to be, legislative and regulatory proposals at the foreign, federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. For example, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.  Specifically, there have been several recent U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Further, in April 2016, CMS’ final rule regarding the Medicaid drug rebate program took effect, among other things, revising the manner in which the “average manufacturer price” is to be calculated by manufacturers participating in the program and implementing certain amendments to the Medicaid rebate statute created under the Affordable Care Act. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

We have several license agreements, including with Cabaret Biotech Ltd., or Cabaret, and Dr. Zelig Eshhar, the NIH, Amgen Inc., Alpine Immune Sciences, Inc., The Regents of the University of California and Cell Design Labs, Inc. These licenses may be terminated upon certain conditions. Any termination of these licenses could result in the loss of significant rights and could harm our ability to commercialize our product candidates. In addition, Cabaret and other of our licensors in-license some of the intellectual property rights they are licensing to us. To the extent these licensors fail to meet their obligations under their license agreements, which we are not in control of, we may lose the benefits of our license agreements with these licensors.

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

•	adverse results or delays in clinical trials;
•	our or NCI’s decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	the resolution of the NIH facility evaluation and the ability and timing of the NCI to advance clinical trials under the 2012 CRADA;
•	adverse regulatory decisions, including failure to receive regulatory approval of our product candidates;
•	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
•	adverse developments concerning our manufacturers;
•	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
•	our inability to establish collaborations if needed;
•	our failure to commercialize our product candidates;
•	additions or departures of key scientific or management personnel;
•	unanticipated serious safety concerns related to immuno-oncology or related to the use of our product candidates;
•	introduction of new products or services offered by us or our competitors;
•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•	our ability to effectively manage our growth;
•	the size and growth of our initial cancer target markets;
•	our ability to successfully treat additional types of cancers or at different stages, including the ability of Kite Pharma EU B.V. to discover new TCR-based product candidates;

•	actual or anticipated variations in quarterly operating results;
•	our cash position;
•	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
•	publication of research reports about us or our industry, or immunotherapy in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
•	changes in the market valuations of similar companies;
•	overall performance of the equity markets;
•	sales of our common stock by us or our stockholders in the future;
•	trading volume of our common stock;
•	changes in accounting practices;
•	ineffectiveness of our internal controls;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•	significant lawsuits, including patent or stockholder litigation;
•	general political and economic conditions; and
•	other events or factors, many of which are beyond our control.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*

As of July 31, 2016, our executive officers, directors, and 10% stockholders beneficially owned approximately 27.4% of our voting stock, a significant portion of which is beneficially owned by Arie Belldegrun, our President, Chief Executive Officer and Chairman. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The number of shares of our common stock reserved for issuance under our EIP will automatically increase on January 1 of each year continuing through and including January 1, 2024, by 5% of the total number of shares of our capital stock outstanding on December 31 of the preceding calendar year, or such lesser number of shares determined by our board of directors. In addition, the number of shares of our common stock reserved for issuance under our 2014 Employee Stock Purchase Plan, or ESPP, will automatically increase on January 1 of each year continuing through and including January 1, 2024, by the lesser of (1) 1% of the total number of shares of our common stock outstanding on December 31 of the preceding calendar year, (2) 720,000 shares, or (3) a number determined by our board of directors that is less than (1) and (2). Unless our board of directors elects not to increase the number of shares underlying our EIP and ESPP each year, our stockholders may experience additional dilution, which could cause our stock price to fall.

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

As of June 30, 2016, we estimate that approximately $118.6 million of the net proceeds from our IPO have been utilized to fund our KTE-C19 clinical program and other programs as well as working capital, including general operating expenses, as further described under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-Q.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated April 25, 2014.

10.1	Employment Agreement by and between the Registrant and Paul Jenkinson, dated May 3, 2016.

10.2*	Research Collaboration and License Agreement by and between the Registrant and Amgen Inc., dated December 31, 2014.

10.3**	Research Collaboration and License Agreement by and between the Registrant and Cell Design Labs, Inc., dated June 1, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Kite Pharma, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 001-36508).
(2)	Incorporated by reference to Kite Pharma, Inc.’s Registration Statement on Form S-1 (File No. 333-196081), as amended.
*	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
**	Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE PHARMA, INC.

August 8, 2016	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer

August 8, 2016	By:	/s/ Paul Jenkinson
Paul Jenkinson
Chief Financial Officer