Form 10-Q
period 2016-09-30
Kite Pharma, Inc.
filed 2016-11-09
CIK 1510580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-36508
_________________________________________
KITE PHARMA, INC.
(Exact Name of Registrant as Specified in Its Charter)
_________________________________________

Delaware	27-1524986
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2225 Colorado Avenue Santa Monica, California	90404
(Address of Principal Executive Offices)	(Zip Code)
(310) 824-9999
(Registrant’s Telephone Number, Including Area Code)
_________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of November 8, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 49,875,725.

KITE PHARMA, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2016

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KITE PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	SEPTEMBER 30, 2016 (UNAUDITED)	DECEMBER 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$128,750	$392,843
Marketable securities	348,369	221,879
Prepaid expenses and other current assets	13,988	16,371
Total current assets	491,107	631,093
Restricted cash	3,663	1,540
Property and equipment, net	43,548	30,116
Intangible assets, net	8,478	11,380
Goodwill	26,068	25,360
Other assets	11,653	8,474
Total assets	$584,517	$707,963
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$11,293	$8,049
Deferred revenue	15,083	16,333
Accrued expenses and other current liabilities	20,979	11,787
Total current liabilities	47,355	36,169
Deferred revenue, less current portion	22,461	32,176
Contingent consideration	14,797	16,080
Other non-current liabilities	5,551	7,778
Total liabilities	90,164	92,203
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 49,801,792 and 48,671,757 shares issued and outstanding, excluding 446,895 and 1,091,306 shares subject to repurchase at September 30, 2016 and December 31, 2015, respectively	50	49
Additional paid-in capital	835,420	775,588
Accumulated other comprehensive income (loss)	675	(220)
Accumulated deficit	(341,792)	(159,657)
Total stockholders' equity	494,353	615,760
Total liabilities and stockholders' equity	$584,517	$707,963

See accompanying notes.

KITE PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Revenue	$7,341	$5,087	$17,263	$12,371
Operating expenses:
Research and development	57,262	21,727	139,033	47,576
General and administrative	25,032	11,135	65,046	30,080
Total operating expenses	82,294	32,862	204,079	77,656
Loss from operations	(74,953)	(27,775)	(186,816)	(65,285)
Other income (expense):
Interest income	942	342	2,712	1,307
Interest expense	(196)	(451)	(519)	(456)
Other income (expense)	(31)	(49)	(94)	521
Total other income (expense)	715	(158)	2,099	1,372
Loss before income taxes	(74,238)	(27,933)	(184,717)	(63,913)
Benefit from income taxes	292	491	2,582	491
Net loss	$(73,946)	$(27,442)	$(182,135)	$(63,422)
Net loss per share, basic and diluted	$(1.49)	$(0.63)	$(3.72)	$(1.47)
Weighted-average shares outstanding, basic and diluted	49,624,622	43,817,798	48,914,865	43,171,632
Comprehensive loss:
Net loss	$(73,946)	$(27,442)	$(182,135)	$(63,422)
Foreign currency translation adjustments, net of tax	(98)	55	257	736
Unrealized gain on available-for-sale securities, net	11	77	638	33
Comprehensive loss	$(74,033)	$(27,310)	$(181,240)	$(62,653)

See accompanying notes.

KITE PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(182,135)	$(63,422)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	7,469	2,897
Stock-based compensation	53,884	26,902
Deferred rent	466	1,178
Amortization of discount on marketable securities, net	1,178	399
Gain on sale of available for sale securities, net	(221)	(1)
Deferred tax benefit recorded in connection with currency translation	—	(491)
Restricted cash	(2,122)	(1,540)
Gain on adjustment of contingent consideration	—	(580)
Noncash interest expense	507	—
Loss related to equity investee operations	93	—
Changes in operating assets and liabilities:
Deferred revenue	(10,966)	51,217
Prepaid expenses and other current assets	2,484	(8,643)
Other assets	2,754	(8,391)
Accounts payable	3,029	2,578
Accrued expenses and liabilities	8,588	3,574
Due to related party	(1)	72
Net cash provided by (used in) operating activities	(114,993)	5,749
Cash flows from investing activities:
Purchases of marketable securities	(327,424)	(156,089)
Sales and maturities of marketable securities	200,264	117,870
Purchase of property and equipment	(17,025)	(18,710)
Cash paid for equity investment in Cell Design Labs	(6,025)	—
Net cash paid related to acquisition of T-Cell Factory, B.V.	—	(14,690)
Net cash used in investing activities	(150,210)	(71,619)
Cash flows from financing activities:
Principal payments on capital lease obligations	(90)	(24)
Proceeds from issuance of common stock	—	26,664
Payment of contingent consideration related to acquisition of T-Cell Factory, B.V.	(2,259)	—
Proceeds from exercise of stock options	3,463	2,780
Net cash provided by financing activities	1,114	29,420
Effect of exchange rate changes on cash	(4)	117
Net change in cash and cash equivalents	(264,093)	(36,333)
Cash and cash equivalents at beginning of period	392,843	209,298
Cash and cash equivalents at end of period	$128,750	$172,965
Supplemental schedule of cash flows information:
Cash paid for interest	$—	$2
Supplemental schedule of non-cash investing and financing activities:
Tenant improvement allowance receivable	$—	$2,614
Employee stock purchase plan compensation	$1,747	$847
Issuance of stock to purchase T-Cell Factory, B.V.	$—	$4,209
See accompanying notes.

KITE PHARMA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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
The Company’s headquarters and operations are in Santa Monica and El Segundo, California. Since commencing operations, the Company has devoted substantially all of its efforts to securing intellectual property rights, performing research and development activities, including clinical trials, both Company-sponsored and in collaboration with the National Cancer Institute (“NCI”), hiring personnel, and raising capital to support and expand these activities. On March 17, 2015, the Company acquired T-Cell Factory, B.V. (“TCF”), a Dutch company, for the opportunity to significantly expand the Company’s pipeline of TCR-based product candidates. TCF has been renamed Kite Pharma EU B.V. (“Kite Pharma EU”).
NOTE 2—BASIS OF PRESENTATION AND MANAGEMENT PLANS
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $341.8 million and $159.7 million as of September 30, 2016 and December 31, 2015, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it expands its portfolio and engages in further research and development activities, particularly conducting preclinical studies and clinical trials.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. The interim results for the periods ended September 30, 2016 are not necessarily indicative of results for the full 2016 fiscal year or any other future interim periods.
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

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of money market funds, certificates of deposit, and bank money market accounts and are stated at cost, which approximates fair value.
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
Restricted Cash
The Company has two certificates of deposit that are posted as secured collateral in connection with letters of credit relating to the Company’s leases of its commercial manufacturing and support facilities. Amounts related to the certificates of deposit were reported as restricted cash and totaled $3.7 million at September 30, 2016.
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
Foreign Currencies
As a result of a business combination, the Company now operates in multiple currencies. Related to the wholly-owned subsidiary, Kite Pharma EU, the Company has determined that based on the nature of the transactions occurring within this entity, the functional currency of the subsidiary is the Euro, and accordingly, any net assets of Kite Pharma EU, including goodwill and identifiable intangible assets, will be translated into U.S. dollars at the rates prevailing as of the balance sheet date. The equity of Kite Pharma EU will be translated into U.S. dollars at the historical rate at which such equity was recorded. Any translation impact will be recognized in other comprehensive income or loss for the period. The operating results of Kite Pharma EU are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results.
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
For business combinations, the Company utilizes the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. These standards require that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on their respective fair values at the date of acquisition. The allocation of the purchase price is dependent upon certain valuations and other studies. Acquisition costs are expensed as incurred. The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the acquisition date fair values of the assets acquired and liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the fair value of the assets acquired and liabilities assumed, with the corresponding offset to goodwill in the period in which the amounts are determined. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s condensed consolidated statements of operations.
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
Property and Equipment
Property and equipment is recorded at historical cost, net of accumulated depreciation, amortization and, if applicable, impairment charges. The Company reviews its property and equipment assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Depreciation is provided over the assets’ useful lives on a straight-line basis, generally over three to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or lease terms. See Note 5 for further discussion regarding property and equipment.
Consolidation
The Company’s condensed consolidated financial statements include the accounts of its subsidiary, Kite Pharma EU. Intercompany balances and transactions have been eliminated during consolidation.
Patent Costs
The costs related to acquiring patents and to prosecuting and maintaining intellectual property rights are charged to general and administrative expense as incurred due to the uncertainty surrounding the drug development process and the uncertainty of future benefits. Expenses related to patents were $0.7 million and $0.1 million for the three months ended September 30, 2016 and 2015, respectively and were $2.1 million and $0.4 million for the nine months ended September 30, 2016 and 2015, respectively.

Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Accrued compensation costs	$12,592	$6,630
Accrued research and development costs	2,525	796
Accrued legal expenses	906	449
Stock option early exercise liability	473	940
Accrued clinical expenses	2,417	999
Deferred rent and capital lease obligations	557	101
Tenant improvement liabilities - short term	313	300
Accrued patent costs	186	156
Accrued related party costs	88	89
Accrued other expense	922	1,327
Total accrued expenses and other current liabilities	$20,979	$11,787
Revenues
On December 31, 2014, the Company entered into a research and collaboration and license agreement with Amgen Inc. (“Amgen”) to develop and commercialize CAR-based product candidates directed against a number of Amgen cancer targets (the “Amgen Agreement”). To date, revenue has included a portion of the upfront payment the Company received under the Amgen Agreement, and reimbursed research and development costs relating to the Amgen targets. The Company received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any investigational new drug application (“IND”) filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company may be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen. Additionally, the Company also recognized milestone revenues and revenue related to a portion of the upfront payment the Company received under a research, development and commercialization agreement with the Leukemia & Lymphoma Society, Inc. (“LLS”); see Note 6 – License and Collaboration Agreements for more information.
The Company applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the upfront payment and research funding under the Amgen Agreement. In accordance with this guidance, the Company concluded that the Amgen Agreement should be accounted for as a single unit of accounting and recognize the Amgen Agreement consideration in the same manner as the final deliverable, which is research service. The $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a 4 years period, which is the estimated period of performance for the research service under this agreement. In addition, the Amgen research funding relating to Amgen targets, which is due as the related services are performed under the Amgen Agreement, is recorded as revenue on a time and material basis, with the corresponding cost of revenue recorded as research and development expense in the condensed consolidated statements of operations.
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

During the three months ended September 30, 2016 and 2015, the Company recognized $5.5 million and $5.0 million of revenue under the Amgen Agreement, respectively and recognized $15.2 million and $12.3 million of revenue for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had deferred revenue relating to the Amgen Agreement of $37.5 million.

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
Research and Development
Research and development costs are expensed as incurred. Expenses related to collaborative research and development activities approximate the revenue recognized under these agreements. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, costs related to commercial manufacturing preparations, as well as fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options, restricted stock units (“RSUs”) and warrants or other equity instruments issued to non-employees, including consultants and members of the Company’s Scientific Advisory Board as consideration for goods or services received by the Company, are accounted for based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any options issued to non-employees is marked to market each period and recorded as expense over the vesting period. The fair value of an RSU equals the closing price of our common stock on the grant date. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.
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
As of September 30, 2016 and 2015, potentially dilutive securities include:

	SEPTEMBER 30,
	2016	2015
Warrants to purchase common stock	148,444	148,444
Unvested restricted stock units	510,997	—
Unvested early exercise options	446,895	1,288,822
Options to purchase common stock	6,099,038	5,395,079
Total	7,205,374	6,832,345
The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of an employee. The Company has the option to repurchase these shares if they do not vest prior to the termination of this employee.
The following table details those securities which have been excluded from the computation of potentially dilutive securities as their exercise prices are greater than the fair market price per common share as of September 30, 2016 and 2015, respectively.

	SEPTEMBER 30,
	2016	2015
Options to purchase common stock	2,683,100	1,329,500
Amounts in the tables above reflect the common stock equivalents of the noted instruments.
The following table summarizes the calculation of unaudited basic and diluted net loss per common share for the three and nine months ended September 30, 2016 and 2015 (in thousands, except share and per share amounts):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(73,946)	$(27,442)	$(182,135)	$(63,422)
Denominator:
Weighted-average common shares outstanding	50,169,200	45,155,462	49,980,515	44,856,506
Less: weighted-average unvested common shares subject to repurchase	(544,578)	(1,337,664)	(1,065,650)	(1,684,874)
Weighted-average shares used to compute net loss per share, basic and diluted	49,624,622	43,817,798	48,914,865	43,171,632
Net loss per common share, basic and diluted	$(1.49)	$(0.63)	$(3.72)	$(1.47)
Recent Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-7, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. The new standard no longer requires that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The Company elected to adopt the new standard during the quarter ended June 30, 2016. See Note 12 for further discussion regarding the impact on our financial position or results of operations.

In June 2016 the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which (i) significantly changes the impairment model for most financial assets that are measured at amortized cost and certain other instruments from an incurred loss model to an expected loss model; and (ii) provides for recording credit losses on available-for-sale (AFS) debt securities through an allowance account. Topic 326 also requires certain incremental disclosures.  The guidance becomes effective on January 1, 2020. The Company is currently evaluating the potential impact that Topic 326 may have on its financial position and results of operations.

In August 2016, the FASB issued Accounting Standard Update 2016-15, Statement of Cash Flows (Topic 230), which provides greater clarity to preparers on the treatment of eight specific items within an entity’s statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance becomes effective on January 1, 2018 and early adoption is permitted. The Company elected to adopt the new standard during the quarter ended September 30, 2016. The early adoption of this standard did not have a material impact on the Company's financial position or results of operations.
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
Assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 is as follows (in thousands):

		Fair Value Measurements Using
	Balance as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash	$3,663	$3,663	$—	$—
Money market funds(1)	33,003	33,003	—	—
Commercial paper	2,745	—	2,745	—
Corporate debt securities	126,789	—	126,789	—
Government-related debt securities(2)	268,835	—	268,835	—
Total assets	$435,035	$36,666	$398,369	$—

Liabilities:
Contingent consideration	$14,797	$—	$—	$14,797

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

(2)
$50.0 million of government-related debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of September 30, 2016. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.
Additionally, the Company has incurred contingent consideration obligations in connection with the acquisition of Kite Pharma EU.  These contingent consideration obligations are recorded at their estimated fair value, and are revalued when an event takes place or information becomes available that would indicate that the value of these obligations has changed, until such time that the contingencies related to these obligations are resolved. The value of the contingent consideration is accreted every reporting period based on the passage of time, using the discount rates used during their initial determination as of the acquisition date with a corresponding charge to interest expense. During the three and nine months ended September 30, 2016 the Company recorded $0.2 million and $0.5 million respectively as interest expense related to contingent consideration accretion, and there were no other changes in the fair value of the contingent consideration as of September 30, 2016. The fair value measurements of these obligations are based on significant unobservable inputs related to sales and development milestones related to the Kite Pharma EU business combination and are reviewed periodically by management. These inputs include the estimated probabilities and timing of achieving specified development and sales milestones, as well as the discount rate used to determine the present value of these milestones. Significant changes that would increase or decrease the probabilities or timing of achieving the development and sales milestones would result in a corresponding increase or decrease in the fair value of the contingent consideration obligations, which would be recognized in other income (expense) in the condensed consolidated statements of operations.
Investments classified as available-for-sale at September 30, 2016 consisted of the following (in thousands):

	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	1 year or less	$2,745	$—	$—	$2,745
Corporate debt securities	1 year or less	51,324	8	(23)	51,309
Corporate debt securities	1-2 years	48,466	124	(19)	48,571
Corporate debt securities	More than 2 years	26,913	39	(42)	26,910
Government-related debt securities(1)	1 year or less	164,022	41	(1)	164,062
Government-related debt securities	1-2 years	62,213	88	(23)	62,278
Government-related debt securities	More than 2 years	42,525	2	(33)	42,494
Total available-for-sale securities		$398,208	$302	$(141)	$398,369

(1)
$50.0 million of government-related debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

The Company recognizes realized gains or losses on sales or maturities of available-for-sale securities as net interest income. Unrealized gains and losses on available-for-sale securities are included as a component of comprehensive income (loss). At September 30, 2016, the aggregate fair value of securities held by the Company in an unrealized loss position was $114.3 million, which consisted of 58 securities. Of these securities, two securities have been in an unrealized loss position for more than twelve months, but have an aggregate unrealized loss of less than $2,000. Accordingly, the Company does not believe an impairment is necessary on any of these securities at this time. The Company does not intend to sell these investments and it is not likely that the Company will be required to sell these investments before recovery of their amortized cost basis. The Company reviews its investments to identify and evaluate investments that have an indication of possible other-than-temporary impairment. Factors considered in determining whether a loss is other-than-temporary include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the investee, and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment, consists of the following as of September 30, 2016 and December 31, 2015 (in thousands):

	SEPTEMBER 30, 2016	DECEMBER 31, 2015
Laboratory equipment	$18,515	$9,392
Computer equipment and software	3,224	1,715
Office equipment and furniture	2,445	1,918
Leasehold improvements	24,846	3,595
Construction in progress	515	15,314
	49,545	31,934
Less: accumulated depreciation and amortization	(5,997)	(1,818)
Property and equipment, net	$43,548	$30,116
Depreciation and amortization expense related to property and equipment was $1.9 million and $0.5 million for the three months ended September 30, 2016 and 2015, respectively and was $4.3 million and $0.9 million for the nine months ended September 30, 2016 and 2015, respectively. The book value of assets under capital leases at September 30, 2016 and December 31, 2015 was $0.3 million and $0.2 million respectively, net of accumulated depreciation of $0.1 million and $0.1 million, respectively.
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
The CRADA had a five-year term commencing August 31, 2012 and expiring on August 30, 2017. On February 24, 2015, the Company amended the CRADA by expanding the research plan. To support the additional research activities under the amended CRADA, beginning in the first quarter of 2015, the Company’s quarterly payments to the NCI increased from $250,000 to $750,000. Total expenses recognized under the CRADA were $0.8 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively and were $2.3 million and $1.9 million for the nine months ended September 30, 2016 and 2015, respectively.
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
The Cabaret License expires on a product-by-product and country-by-country basis on the date on which the Company, its affiliates and sublicensees permanently cease to research, develop, sell and commercialize the Cabaret Licensed Products in such country. Either party may terminate the Cabaret License in the event of a material breach of the agreement that remains uncured following the date that is 60 days from the date that the breaching party is provided with written notice by the non-breaching party. Additionally, the Company may terminate the Cabaret License at its sole discretion at any time upon 30 days' written notice to Cabaret and Dr. Eshhar, provided, however, that if the Company elects to terminate the Cabaret License for convenience at any time prior to the third anniversary of the Cabaret License, then the Company will be obligated to pay Cabaret a termination fee equal to $500,000.
Due to the receipt of the $60.0 million upfront license payment from Amgen in connection with the Amgen Agreement, in April 2015 the Company paid $13.8 million to Cabaret as a sublicense fee, which includes $1.8 million of applicable taxes paid on Cabaret’s behalf as required under the Cabaret License. As of September 30, 2016, a $3.5 million deferred asset was recorded under the other current assets caption on the consolidated balance sheets, and a $4.6 million non-current deferred asset was recorded under the other assets caption of the consolidated balance sheets. Both of these amounts will be recognized as sublicense fee expense within general and administrative expense on a straight-line basis over the same period as the license income. For the three months ended September 30, 2016 and 2015, the Company recorded $0.9 million and $0.9 million in sublicense fee expense related to the Cabaret license, respectively and $2.6 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.
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

The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. None of the applications included in the NIH licensed patent rights have issued yet. Any patents issuing from these applications will have a base expiration date no earlier than 2034. The NIH may terminate or modify the license in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days' written notice to the NIH. In addition, the NIH has the right to require the Company to sublicense the rights to the product candidates covered by the license upon certain conditions, including if the Company is not reasonably satisfying required health and safety needs or if the Company is not satisfying requirements for public use as specified by federal regulations.
The expenses recognized under the NIH license were not material for the three and nine months ended September 30, 2016 and 2015, respectively.
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
The license will expire upon expiration of the last patent contained in the licensed patent rights, unless terminated earlier. None of the applications included in the NIH licensed patent rights have issued yet. Any patents issuing from these applications will have a base expiration date no earlier than 2032. The NIH may terminate or modify the license in the event of a material breach, including if the Company does not meet certain milestones by certain dates, or upon certain insolvency events that remain uncured following the date that is 90 days following written notice of such breach or insolvency event. The Company may terminate the license, or any portion thereof, at its sole discretion at any time upon 60 days' written notice to the NIH. In addition, the NIH has the right to require the Company to sublicense the rights to the product candidates covered by the license upon certain conditions, including if the Company is not reasonably satisfying required health and safety needs or if the Company is not satisfying requirements for public use as specified by federal regulations.
The expenses recognized under the NIH license were not material for the three and nine months ended September 30, 2016 and 2015, respectively.
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
During the three months ended September 30, 2016 and 2015, the Company recognized $5.5 million and $5.0 million of revenue under the Amgen Agreement, respectively and recognized $15.2 million and $12.3 million of revenue for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, the Company had deferred revenue relating to the Amgen Agreement of $37.5 million, of which $2.7 million relates to Kite programs that would be paid back to Amgen in the event that the Kite programs progress to an IND filing.
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
LLS made an upfront payment of $0.5 million in July 2015, in addition to milestone payments of $1.0 million in November 2015, and $0.4 million in August 2016. The remaining funding will be provided upon reaching certain clinical milestones over the duration of the Company’s ongoing ZUMA-1 clinical trial. Certain regulatory and commercial milestone payments will be made to LLS, based on the development progress of KTE-C19, or upon certain other events, including the out-licensing to a third party of the rights to develop or commercialize KTE-C19, or if the Company combines with or is sold to another company. The Company recognized $1.8 million of revenue for the three and nine months ended September 30, 2016 as it achieved substantive clinical milestones, of which $0.4 million was recorded as a receivable within the prepaid expenses and other current assets caption in the condensed consolidated balance sheets.
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
The Company considers its agreement with LLS to be a revenue arrangement with multiple deliverables.  The Company determined that the substantive deliverables are limited to the clinical development of KTE-C19, Research Advisory Committee (“RAC”) participation, and participating in LLS activities, which together represented a single unit of accounting. The Company deemed that the participation on the RAC is tied to the development of KTE-C19 and occurs concurrently with the research and development services. Participation on the RAC does not have a separate and stand-alone value, as it is essential to the development of KTE-C19 and the Company has sole responsibility for the research and development activities. Participation in activities for LLS are not considered to have a significant value to LLS as the participation is limited to two times per calendar year and the expected value is immaterial. The Company recorded the $1.5 million upfront payment as deferred revenue, which will be recognized as revenue over the expected development period. The Company recorded $0.1 million and $0.3 million in revenue related to the LLS upfront payment for the three and nine months ended September 30, 2016, respectively and recognized $0.1 million for the three and nine months ended September 30, 2015.
License and Research Agreement with Alpine Immune Sciences, Inc.
On October 26, 2015, the Company and Alpine Immune Sciences, Inc. (“AIS”) entered into an exclusive, worldwide license and research agreement to research, develop, and commercialize engineered autologous T cell therapies incorporating two programs from AIS’ transmembrane immunomodulatory protein (“TIP™”) technology.
Under the terms of the Agreement, AIS is conducting initial research to deliver two program TIPs with certain pre-defined characteristics. The Company is conducting further research on the program TIPs with the goal of demonstrating proof-of-concept. If successful, the Company will further engineer the program TIPs into certain CAR and TCR product candidates that would potentially enhance anti-tumor response.
In connection with entering into the Agreement, the Company paid AIS a $5.0 million upfront payment and paid $0.5 million in additional payments to support AIS’ research. The Company recorded $4.4 million to research and development expense, and $0.5 million as a accrued liability that was recognized as research and development expense for certain research and development activities which were performed during the nine months ended September 30, 2016. AIS will be eligible to receive up to $530.0 million in total milestone payments based on the successful completion of research, clinical and regulatory milestones relating to both program TIPs. At the Company’s option, a portion of the milestones may be paid in shares of the Company’s common stock. AIS will also be eligible to receive a low single digit royalty for sales on a licensed product-by-licensed product and country-by-country basis, until the later of (i) the date on which the licensed product is no longer covered by certain intellectual property rights, and (ii) a defined term from the first commercial sale of the licensed product.
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
Pursuant to the agreement, the Company paid Cell Design Labs a $2.0 million upfront payment and will pay up to an additional $9.0 million during the research and development term to support Cell Design Labs’ research. The Company previously made a $1.0 million equity investment in Cell Design Labs in December 2015 and, in connection with entering into the agreement, the Company made an additional equity investment in Cell Design Labs of approximately $6.0 million during the three months ended June 30, 2016. Cell Design Labs will be eligible to receive up to $56.5 million in total milestone payments based on the successful completion of research, clinical, regulatory and commercial milestones. Cell Design Labs will also be eligible to receive tiered single digit royalties for sales on a licensed product-by-licensed product and country-by-country basis, until the date on which the licensed product is no longer covered by certain intellectual property rights.

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
NOTE 8—STOCK BASED COMPENSATION
Employee Stock Purchase Plan
During June 2014, the Company’s Board of Directors and stockholders approved and adopted the 2014 Employee Stock Purchase Plan (“ESPP”). The ESPP became effective and the first purchase period began on June 19, 2014. Stock compensation expense related to the ESPP was $0.2 million and $0.8 million for the three and nine months ended September 30, 2016, respectively.
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
In January 2015 in accordance with the evergreen feature of the ESPP, the maximum number of common shares issuable under the ESPP was increased by 440,354 shares to 800,354 shares. In January 2016, the maximum number of common shares issuable under the ESPP was increased by 497,630 to 1,297,984 in accordance with the evergreen feature of the ESPP. During the three and nine months ended September 30, 2016, the Company issued 34,237 shares and 68,845 shares under the ESPP.
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
A summary of the status of the options issued under the Plan as of September 30, 2016, and information with respect to the changes in options outstanding is as follows:

	OUTSTANDING STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Balance at January 1, 2016	7,393,261	$34.18	8.8	$211,104,379
Granted under the Plans	1,864,700	51.12
Exercised	(427,281)	8.10
Surrendered/Cancelled	(48,542)	57.52
Balance at September 30, 2016	8,782,138	$38.92	8.4	$170,422,971
Exercisable at September 30, 2016	3,134,505	$24.98	7.7	$101,414,605
The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted during the nine months ended September 30, 2016 and 2015 included the following:

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
Risk-free interest rate	1.17% - 2.00%	1.19% - 1.93%
Expected volatility	67.9% - 72.7%	68.0% - 80.0%
Stock price	$39.95 - $62.51	$50.02 - $72.45
Expected life	6.25 years	6 years
Expected dividend yield	0%	0%

Due to the Company’s lack of sufficient history as a publicly traded company, management’s estimate of expected volatility is based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage.
Stock-based compensation for the three and nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015	2016	2015
Research and development	$8,940	$5,471	$25,890	$13,015
General and administrative	10,322	5,374	27,993	13,888
Total	$19,262	$10,845	$53,883	$26,903
The weighted-average grant date fair value per share of options granted under the Plan was $30.74 and $39.29 for the three months ended September 30, 2016 and 2015, respectively and was $30.93 and $39.98 for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016, total compensation expense not yet recognized related to stock option grants amounted to approximately $177.5 million which will be recognized over a weighted average period of 2.6 years. Additionally, 446,895 options that were early exercised for total proceeds of $0.5 million were unvested, and were recorded as a current liability, based on their vesting date, on the condensed consolidated balance sheets.
The following table summarizes information about stock options outstanding as of September 30, 2016:

	OUTSTANDING			EXERCISABLE
EXERCISE PRICE	TOTAL SHARES	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED- AVERAGE EXERCISE PRICE	TOTAL SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
0.38 - 0.70	935,439	6.75	$0.64	792,835	$0.63
1.35	925,387	7.48	1.35	566,182	1.35
6.89-17.00	934,939	7.69	10.46	454,483	10.93
25.50 - 45.04	1,005,715	8.75	38.72	204,566	33.04
47.80 - 51.41	895,200	9.30	49.99	86,368	51.13
51.43 - 53.90	940,900	8.35	52.72	385,983	52.76
54.02 - 59.23	943,458	9.16	56.30	193,676	57.02
60.20 - 63.87	1,161,600	9.11	62.99	172,184	62.76
63.89 - 72.33	897,500	8.62	66.96	251,458	66.58
72.42 - 79.34	142,000	8.90	73.95	26,770	72.45
	8,782,138	8.40	$38.92	3,134,505	$24.98
The following table summarizes information about RSU activity for the nine months ended September 30, 2016:

	OUTSTANDING RESTRICTED STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	WEIGHTED- AVERAGE RECOGNITION PERIOD (YEARS)	AGGREGATE UNRECOGNIZED COMPENSATION
Unvested shares as of January 1, 2016	187,100	$64.32	3.0	$11,878,381
Granted	331,846	50.06
Vested	(5,449)	50.13
Forfeited	(2,500)	50.95
Balance at September 30, 2016	510,997	$55.27	1.8	$28,544,292

NOTE 9—INCOME TAXES
As of September 30, 2016, the Company recorded an income tax benefit of $2.6 million. The Company’s income tax benefit is related to losses from its foreign operations, domestic losses supported by available for sale securities, and a prior year true up related to deferred taxes in foreign jurisdictions.
The Company continues to maintain a full valuation allowance on its net deferred tax assets in the U.S., as it is more likely than not that the Company may not realize the benefit of its deferred tax assets due to historical losses. Accordingly, the net deferred tax assets within the U.S. have been fully reserved. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future, and will adjust the valuation allowance as needed. The Company is in a net deferred tax liability position within the Netherlands as of September 30, 2016. The deferred tax liability represents a source of future income that continues to support the recognition of tax benefits related to current net operating losses in the Netherlands.  The Company is monitoring the composition of the deferred balances within the Netherlands, as net deferred tax assets would be subject to a valuation allowance.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and nine months ended September 30, 2016.
Our legal entities file income tax returns in the U.S. federal jurisdiction, various U.S. state jurisdictions, and the Netherlands. All tax years remain open to examination by major taxing jurisdictions until a future period when net operating losses are utilized.
NOTE 10—RELATED PARTIES
On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $75,000 and $75,000 for the three months ended September 30, 2016, and 2015, respectively and were $225,000 and $225,000 for the nine months ended September 30, 2016 and 2015, respectively.
In addition, from time to time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $13,000 and $14,393 for the three months ended September 30, 2016 and 2015, respectively and $48,601 and $26,337 for the nine months ended September 30, 2016 and 2015, respectively.
As of September 30, 2016 and December 31, 2015, the Company had a payable to TRC of $88,000 and $88,279, respectively. The amounts are recorded as other current liabilities on the balance sheet. All balances owed as of December 31, 2015 were paid in full during the first quarter of 2016 and all balances owed as of September 30, 2016 are expected to be paid in full during the fourth quarter of 2016.
NOTE 11—COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2016 and December 31, 2015. The Company does not anticipate recognizing any significant losses relating to these arrangements.
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
On June 22, 2015, the Company entered into a sublease agreement with Goldline, LLC, for office space in Santa Monica, California. The lease has a term of 26 months commencing on June 22, 2015. The Company is required to remit base rent of $47,689 per month, with rent abatement of 50% for the first three months and 25% the next three months.   Rent will increase to $50,389 from July 1, 2016 to the end of the lease term. On June 30, 2016, the Company expanded its sublease agreement with Goldline, LLC for additional office space in Santa Monica, California. The lease has a term of 14 months commencing on June 30, 2016 with monthly base rent of $10,908.
On July 1, 2016, the Company entered into a lease agreement with 2383 Utah, LLC, for the lease of primarily office space in El Segundo, which is adjacent to the Company’s manufacturing facility. The lease has a nine year and six month term commencing on February 1, 2017. Upon certain conditions, the Company has two options to extend the lease, each for an additional five years. The Company paid $176,400 upon execution of the lease and is required to remit base rent of $176,400 per month, or $2.94 per square foot, which will increase at a rate of approximately 3% per year. The monthly installments will be abated for the months of February 2017, February 2018, February 2019, February 2020, February 2021, February 2022 and February 2023.
Rent expense charged to operations was $1.7 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively and was $3.6 million and $2.0 million for the nine months ended September 30, 2016 and 2015, respectively. The Company received from its landlords lease incentives related to tenant improvement allowances, which are recorded as a reduction of rent expense over the term of the respective leases. The Company has incurred expenses eligible for tenant improvement allowances related to its research and development facilities and received cash from its landlords in the amount of $3.4 million as of September 30, 2016. The Company has recorded corresponding other current deferred rent liabilities and other non-current deferred rent liabilities related to these tenant improvement allowances within the condensed consolidated balance sheets and recognized a reduction in rent expense of $0.1 million and $0.3 million for the three and nine months ended September 30, 2016 as a result of the tenant improvement allowances.
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
Pursuant to the SPA, the Company paid approximately $15.1 million in cash and issued $4.2 million in shares of its common stock, which equated to 66,120 shares of its common stock, to the Sellers.  The cash paid to the Sellers is subject to customary adjustments for net working capital.  At the closing, €2.0 million was withheld from the Sellers to satisfy any potential indemnity claims arising under the SPA, the balance of which was paid to the Sellers upon the termination of the indemnity holdback period of 18 months during the three month period ended September 30, 2016.
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
	$15,400
During the nine months ended September 30, 2015, one of the non-compete agreements with a non-employee Seller was terminated.  As a result, the Seller likewise forfeited the future receipt of funds due under the contingent consideration agreement. As a result, the Company reduced its non-compete agreement intangible asset by $1.1 million as well as the deferred tax liability related to the non-compete agreement by $0.3 million, and also reduced its contingent consideration liability by $1.3 million, which would no longer be payable to this Seller. This resulted in a $0.5 million adjustment that was recorded as other income within the condensed consolidated statements of operations. During the three and nine months ended September 30, 2016 the Company recorded $0.2 million and $0.5 million as interest expense within the condensed consolidated statements of operations related to contingent consideration accretion, respectively, and recorded $0.5 million as interest expense during the three and nine months ended September 30, 2015. There were no other changes in the fair value of the contingent consideration as of September 30, 2016.
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
Upon making the additional investment in June 2016, the Company reassessed its ability to exert influence over Cell Design Labs by quantitatively assessing its overall ownership position in Cell Design Labs and the number of voting seats it had on the Cell Design Labs board of directors, as well as by qualitatively assessing the effect of its research collaboration on the investee. Due to the additional June 2016 investment, the Company’s ownership interest increased and remains less than 20%, and the Company also obtained a seat on Cell Design Labs’ board of directors. Cell Design Labs’ primary research and development efforts are also conducted pursuant to the Company’s Research Collaboration and License Agreement with Cell Design Labs. As a result, the Company determined that the prospective application of the equity method of accounting would be appropriate. The equity investment is included in the other assets caption within the condensed consolidated balance sheets. During the three months ended September 30, 2016, the Company recognized its share of Cell Design Labs’ operating loss, which was not material and is included under the other expenses caption within the condensed consolidated statements of operations.
NOTE 13—SUBSEQUENT EVENTS
On November 4, 2016, the Company entered into a lease agreement with CA-Colorado Center, LLC, for primarily office space in Santa Monica to serve as the Company's future headquarters. The lease has a term of fifteen years expected to commence on August 1, 2017. Upon certain conditions, the Company has three options to extend the lease, each for an additional five years. Beginning on the expected lease commencement date of August 1, 2017, the first year of base rent will be abated and beginning on the second year after lease commencement, the base rent on 29,255 square feet of the premises will be abated. Subject to lease commencement and the lease abatement terms, the Company is required to remit base rent of $876,205 per month, or $5.50 per square foot, which will increase at a rate of approximately 3% per year for the first ten years and then 3.5% per year during years eleven through fifteen.  The Company is posting a customary letter of credit in the amount of $5.5 million as a security deposit, which will increase by $5.5 million in January 2017. The amount of the letter of credit may be subject to reductions during the term of the lease beginning in the fourth year of the lease term. Pursuant to a work letter attached to the lease, the landlord will contribute an aggregate of $17.5 million toward the tenant improvements for the leased space.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2015, or Annual Report, which has been filed with the Securities and Exchange Commission, or SEC. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and "Kite" refer to Kite Pharma, Inc. and its subsidiaries.
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

We are currently conducting five company-sponsored trials of our lead product candidate, KTE-C19, a CAR-based therapy. We are conducting a Phase 2 clinical trial (ZUMA-1) of KTE-C19 in patients with refractory diffuse large B cell lymphoma, or DLBCL, including primary mediastinal B cell lymphoma, or PMBCL, and transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin lymphoma, or NHL. We are also conducting a Phase 2 clinical trial (ZUMA-2) of KTE-C19 in patients with relapsed/refractory mantle cell lymphoma, or MCL, a Phase 1-2 clinical trial (ZUMA-3) of KTE-C19 in adult patients with relapsed/refractory acute lymphoblastic leukemia, or ALL, and a Phase 1-2 clinical trial (ZUMA-4) of KTE-C19 in pediatric patients with relapsed/refractory ALL. In the third quarter of 2016, we initiated a multi-center Phase 1b/2 clinical trial (ZUMA-6) of KTE-C19 in combination with Genentech’s atezolizumab in patients with refractory DLBCL.

We plan to initiate a rolling submission of the Biologics License Application, or BLA, for accelerated approval of KTE-C19 as a treatment for patients with refractory aggressive NHL, which includes DLBCL, PMBCL and TFL. A rolling submission allows a company to submit portions of the marketing application to the FDA as they are completed.  We plan to initiate the submission at the end of 2016 and complete the submission by the end of the first quarter of 2017. After a 60-day filing review period, if accepted for FDA review, the FDA’s priority review goal of six months for reviewing and responding to the BLA would begin.  The BLA submission will be based on the primary analysis of ZUMA-1, which will include 72 patients with DLBCL from Cohort 1 and 20 patients with PMBCL or TFL from Cohort 2 with at least six months of follow-up. If approved, we plan to commercially launch KTE-C19 in 2017.
We plan to report primary data on patients with at least six months of follow-up from ZUMA-2 and the Phase 2 portions of ZUMA-3 and ZUMA-4 in 2018. If we believe the data are compelling, we plan to pursue FDA approval for these additional indications.

We opened an additional cohort in ZUMA-1 to allow us to evaluate prophylactic treatment of adverse events, broaden the patient population to include relapsed, transplant-ineligible subjects, and to expand the clinical trial to Europe. We also plan to initiate clinical trials of KTE-C19 for the treatment of indolent NHL, second line DLBCL, and chronic lymphocytic leukemia in 2017.
In addition to advancing our KTE-C19 clinical program, we are continuing to advance our other eACT-based product candidates. We plan to file an investigational new drug application, or IND, for a TCR-based product candidate, KITE-718, targeting a MAGE A3/A6 antigen for the treatment of MAGE A3/A6 positive cancers including non-small cell lung cancer and bladder cancer by the end of 2016. We plan to file an IND for a CAR-based product candidate, KITE-585, targeting B cell maturation antigen, or BCMA, for the treatment of multiple myeloma in 2017. In 2018, we plan to file an IND for a TCR-based product candidate, KITE-439, targeting HPV-16 E7 for the treatment of HPV-16 E7 positive cancers including cervical cancer and head and neck cancer, and a CAR-based product candidate, KITE-796, targeting C-type lectin-like molecule-1, or CLL-1, for the treatment of acute myeloid leukemia. KITE-796 is a Kite product candidate being developed under our collaboration with Amgen Inc., or Amgen.
Recent Developments
In September 2016, we announced positive topline results from a pre-planned interim analysis of Cohort 1 of ZUMA-1 Phase 2. KTE-C19 met the primary endpoint of objective response rate, or ORR, p < 0.0001, with ORR of 76% percent, including 47% complete remissions.
ZUMA-1 Phase 2 enrolled patients with chemorefractory aggressive NHL into two cohorts. Cohort 1 included patients with DLBCL, and Cohort 2 enrolled patients with TFL and PMBCL. The interim analysis of ZUMA-1 Phase 2 evaluated the ORR in the first 51 patients in Cohort 1 with at least three months of follow-up. This analysis also included an additional 11 patients in Cohort 2.
The table below summarizes the response rates from this interim analysis together with the updated results from the Phase 1 portion of our ZUMA-1 clinical trial, as reported at the European Society for Medical Oncology annual congress in October 2016.

	ZUMA-1 Phase 1		ZUMA-1 Phase 2
	DLBCL (n=7)		DLBCL (n=51)		TFL/PMBCL (n=11)		Combined (n=62)
	ORR (%)	CR (%)	ORR (%)	CR (%)	ORR (%)	CR (%)	ORR (%)	CR (%)
ORR	71	57	76	47	91	73	79	52
Month 3	43	43	39	33	64	64	44	39
Months 6, 9 and 12	43	43	Data Pending

Across the combined 62 patients in ZUMA-1 Phase 2, the most common grade 3 or higher adverse events included neutropenia (66%), anemia (40%), febrile neutropenia (29%), thrombocytopenia (29%), and encephalopathy (26%). Grade 3 or higher cytokine release syndrome, or CRS, and neurological toxicity was observed in 18% and 34% of patients, respectively. Two patients died from KTE-C19 related adverse events (hemophagocytic lymphohistiocytosis and cardiac arrest in the setting of CRS).
Also in September 2016, we entered into a patent license agreement with the National Institutes of Health, or NIH, for an exclusive, worldwide license to certain intellectual property related to multiple TCR-based product candidates for the treatment of tumors expressing mutated KRAS antigens.  We expect the first of the licensed KRAS product candidates to enter clinical study in 2016 as part of our Cooperative Research and Development Agreement, or CRADA, with the U.S. Department of Health and Human Services, as represented by the National Cancer Institute, or NCI, under the direction of Steven A. Rosenberg, M.D., Ph.D., Chief of the Surgery Branch at the NCI. KRAS is involved in a broad range of solid tumors, such as pancreatic, colorectal and lung cancers.

OUR RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS
We have three CRADAs, through which we are funding the research and development of eACT-based product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies.
Under the CRADAs, we have an exclusive option to negotiate commercial licenses from the NIH to intellectual property relating to CAR-and TCR-based product candidates developed in the course of the CRADA research plans.  Since entering into the first CRADA in August 2012, we have secured multiple commercial license agreements with the NIH for intellectual property relating to TCR-based product candidates targeting certain SSX2, NY-ESO-1, HPV, MAGE and KRAS antigens, for a CAR-based product candidate targeting EGFRvIII and for a fully-human CAR-based product candidate targeting CD19.
In addition, we have a license agreement with Cabaret Biotech Ltd., or Cabaret, and its founder relating to intellectual property and know-how owned or licensed by Cabaret and relating to CAR constructs that encompass KTE-C19. We have also entered into a research collaboration and license agreement with Amgen, or the Amgen Agreement, a collaboration agreement with bluebird bio, Inc., and a license and research agreement with Alpine Immune Sciences, Inc.
For additional information regarding our significant collaborations and license agreements, see Note 6 to our financial statements appearing elsewhere in this Form 10-Q.
COMPONENTS OF OPERATING RESULTS
Revenues
As of September 30, 2016, our revenue has included a portion of the upfront payment we received under the Amgen Agreement, reimbursed research and development costs relating to the Amgen targets and a portion of the payments we received under a research, development and commercialization agreement with the Leukemia & Lymphoma Society, Inc. We received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any IND filing. We will reimburse Amgen for the research and development costs for any Kite program that progresses to an IND filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. We will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen.
We applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the upfront payment and research funding under the Amgen Agreement. In accordance with this guidance, the $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a period of four years. In addition, the Amgen research funding, which is due as the related services are performed under the Amgen Agreement, is recorded as revenue on a time and material basis, and the related costs are recorded as research and development expense in the consolidated statements of operations.
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
During the three months ended September 30, 2016 and 2015, we recognized $5.5 million and $5.0 million of revenue under the Amgen Agreement, respectively, and recognized $15.2 million and $12.3 million of revenue for the nine months ended September 30, 2016 and 2015, respectively. As of September 30, 2016, we had deferred revenue relating to the Amgen Agreement of $37.5 million, of which $2.7 million relates to Kite programs that would be paid back to Amgen in the event that the Kite programs progress to an IND filing.
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

Research and Development Expenses
To date, our research and development expenses have related primarily to the development of eACT. Research and development costs consist of salaries and benefits, including associated stock-based compensation, laboratory supplies and facility costs, costs related to commercial manufacturing preparations, as well as fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements.  We estimate preclinical study and clinical trial expenses based on the services performed pursuant to contracts with research institutions and contract research organizations that conduct and manage preclinical studies and clinical trials on our behalf based on actual time and expenses incurred by them.
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
Because eACT is still in the early stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration or license arrangements.

General and Administrative Expenses
General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, commercial, finance, accounting, business development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, legal fees relating to corporate and patent matters, sublicense royalties, insurance, public company expenses relating to maintaining compliance with NASDAQ listing rules and SEC requirements, insurance and investor relations costs, and fees for accounting and consulting services.
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
RESULTS OF OPERATIONS
Comparison of the Three Months Ended September 30, 2016 and 2015
The following table sets forth our results of operations for the three months ended September 30, 2016 and 2015:

	THREE MONTHS ENDED SEPTEMBER 30,		CHANGE $
	2016	2015
	(unaudited, in thousands)
Revenue	$7,341	$5,087	$2,254
Operating expenses:
Research and development	57,262	21,727	35,535
General and administrative	25,032	11,135	13,897
Total operating expenses	82,294	32,862	49,432
Loss from operations	(74,953)	(27,775)	(47,178)
Other income (expense):
Interest income	942	342	600
Interest expense	(196)	(451)	255
Other income (expense)	(31)	(49)	18
Total other income	715	(158)	873
Loss before income taxes	(74,238)	(27,933)	(46,305)
Benefit from income taxes	292	491	(199)
Net loss	$(73,946)	$(27,442)	$(46,504)
Revenue
Revenue was $7.3 million and $5.1 million for the three months ended September 30, 2016 and 2015, respectively. The increase in revenue during this period of $2.2 million was primarily due to increased revenue recognized under the Amgen Agreement.

Research and Development Expenses
Research and development expenses were $57.3 million and $21.7 million for the three months ended September 30, 2016 and 2015, respectively. The increase in research and development expenses during this period of $35.6 million was primarily due to:

•	$13.7 million in costs related to our eACT development program and Amgen pre-clinical development program;

•	$9.6 million in compensation expense related to increased research and development staff and consultant costs;

•	$5.7 million of expenses related to our clinical manufacturing activities and preparation for commercial manufacturing;

•	$3.5 million of stock based compensation expense related to increased research and development staff and consultants; and

•	$3.1 million of expenses related to facilities, depreciation, amortization, travel, and other expenses.
General and Administrative Expenses
General and administrative expenses were $25.0 million and $11.1 million for the three months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses during this period of $13.9 million was primarily due to:

•	$7.4 million of expenses related to increased personnel costs, including employees and professional fees;

•	$4.9 million of stock based compensation expense related to increased general and administrative staff and consultants; and

•	$1.6 million of expense related to marketing, travel, and other expenses.
Comparison of the Nine Months Ended September 30, 2016 and 2015
The following table sets forth our results of operations for the nine months ended September 30, 2016 and 2015:

	NINE MONTHS ENDED SEPTEMBER 30,		CHANGE $
	2016	2015
	(unaudited, in thousands)
Revenue	$17,263	$12,371	$4,892
Operating expenses:
Research and development	139,033	47,576	91,457
General and administrative	65,046	30,080	34,966
Total operating expenses	204,079	77,656	126,423
Loss from operations	(186,816)	(65,285)	(121,531)
Other income (expense):
Interest income	2,712	1,307	1,405
Interest expense	(519)	(456)	(63)
Other income (expense)	(94)	521	(615)
Total other income	2,099	1,372	727
Loss before income taxes	(184,717)	(63,913)	(120,804)
Benefit from income taxes	2,582	491	2,091
Net loss	$(182,135)	$(63,422)	$(118,713)
Revenue
Revenue was $17.3 million and $12.4 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in revenue during this period of $4.9 million was primarily due to increased revenue recognized under the Amgen Agreement.

Research and Development Expenses
Research and development expenses were $139.0 million and $47.6 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in research and development expenses during this period of $91.4 million was primarily due to:

•	$23.3 million in costs related to our eACT development program and Amgen pre-clinical development program;

•	$21.7 million in compensation expense related to increased research and development staff and consultant costs;

•	$19.5 million of expenses related to clinical manufacturing activities and preparation for commercial manufacturing;

•	$12.9 million of stock based compensation expense related to increased research and development staff and consultants;

•	$7.2 million in expenses related to our collaborations with Cell Design Labs and Alpine Immune Sciences; and

•	$6.8 million of expenses related to facilities, depreciation, amortization, travel, and other expenses.
General and Administrative Expenses
General and administrative expenses were $65.0 million and $30.1 million for the nine months ended September 30, 2016 and 2015, respectively. The increase in general and administrative expenses during this period of $34.9 million was primarily due to:

•	$17.7 million of expenses related to increased personnel costs, including employees and professional fees;

•	$14.1 million of stock based compensation expense related to increased general and administrative staff and consultants; and

•	$3.1 million of expense related to marketing, travel, and other expenses.
LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2016, we had $128.8 million in cash and cash equivalents, and $348.4 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
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
We have incurred losses since our inception in 2009 and, as of September 30, 2016, we had an accumulated deficit of $341.8 million. We anticipate that we will continue to incur losses for at least the next several years. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, laboratory and related supplies, clinical costs, legal and other regulatory expenses and general overhead costs.
Because eACT is still in the early stages of clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration or license arrangements.

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	NINE MONTHS ENDED SEPTEMBER 30,
	2016	2015
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(114,993)	$5,749
Investing activities	(150,210)	(71,619)
Financing activities	1,114	29,420
Effect of exchange rate changes on cash	(4)	117
Net change in cash and cash equivalents	$(264,093)	$(36,333)
Operating Activities
Net cash used in operating activities was $115.0 million during the nine months ended September 30, 2016 as compared to $5.7 million in cash provided by operating activities during the nine months ended September 30, 2015. The increase in net cash used in operating activities of $120.7 million between the nine months ended September 30, 2016 and 2015 was primarily the result of cash received from Amgen as an upfront payment related to the Amgen Agreement in the nine months ended September 30, 2015, as well as increased operating expenses due to additional headcount, facilities related costs, and other research and development and clinical activities during the nine months ended September 30, 2016.
Investing Activities
Net cash used in investing activities was $150.2 million during the nine months ended September 30, 2016 as compared to $71.6 million of cash used by investing activities during the nine months ended September 30, 2015. The increase in cash used in investing activities of $78.6 million between the nine months ended September 30, 2016 and 2015 was primarily the result of the investment of the proceeds from our December 2015 follow-on offering and transactional activity related to our marketable securities portfolio, as well as capital expenditures related to our clinical and commercial manufacturing facilities.
Financing Activities
Net cash provided by financing activities was $1.1 million during the nine months ended September 30, 2016 as compared to $29.4 million in cash provided by financing activities during the nine months ended September 30, 2015. The decrease in cash provided by financing activities of $28.3 million between the nine months ended September 30, 2016 and 2015 was primarily the result of the underwriters’ exercise in full of their over-allotment option from the December 2014 follow-on offering during the nine months ended September 30, 2015.
Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates. As of September 30, 2016, we had $128.8 million in cash and cash equivalents, and $348.4 million in marketable securities. We generally hold our cash in interest-bearing money market accounts. Our exposure to market risk related to interest rate sensitivity is affected by changes in the general level of U.S. interest rates. Due to the short-term maturities of our cash equivalents and marketable securities and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our cash equivalents and marketable securities.
We are also exposed to foreign currency exchange rate risk relating to our funding of our European subsidiary, Kite Pharma EU.  Our balance sheet as of September 30, 2016 includes cash and cash equivalent balances of $0.5 million denominated in Euros.  We do not participate in any foreign currency hedging activities.  A hypothetical 10% increase (decrease) in the value of the Euro would result in a foreign currency translation effect of $0.1 million which would be recorded to other comprehensive income (loss). Future changes in the U.S. dollar and Euro exchange rate may result in future recognition of exchange rate losses or higher than expected operating expenses as we fund the operations of our subsidiary.  We did not recognize any material exchange rate loss during the three and nine months ended September 30, 2016.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2016, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

We are in the process of implementing new enterprise resource planning software, Oracle, as part of a plan to integrate and upgrade our systems and processes. The implementation of this software is scheduled to continue in phases over a number of years. During the third quarter of 2016, we migrated certain areas of our business to Oracle, including financial reporting and procurement. As the phased implementation of this system occurs, we are experiencing certain changes to our processes and procedures which, in turn, result in changes to our internal control over financial reporting. While we expect Oracle to strengthen our internal financial controls by automating certain manual processes and standardizing business processes and reporting, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.
Other than as discussed above, no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2015 and 2014, we reported a net loss of $101.7 million and $42.6 million, respectively. For the nine months ended September 30, 2016 and 2015, we reported a net loss of $182.1 million and $63.4 million, respectively. As of September 30, 2016, we had an accumulated deficit of $341.8 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy, or eACT. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
The NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting multiple clinical trials of engineered T cell therapy targeting various antigens in small numbers of patients under the 2012 CRADA. In April 2016, the National Institutes of Health, or NIH, announced that it had initiated an evaluation of all of its facilities producing sterile or infused products for administration to research participants. Preliminary findings identified the NCI cell therapy laboratory that makes products for the clinical trials under the 2012 CRADA as not in compliance with quality and safety standards, and not suitable for the production of sterile or infused products.  According to the NIH, there is no evidence that any patients have been harmed, but a rigorous clinical review is being undertaken. While the NCI has begun enrollment of new patients in affected trials, we are unable to estimate the timing of any complete resolution.
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
Though each CRADA has a five-year term, the NIH review of NCI manufacturing facilities has not reached a final resolution and the NCI may unilaterally terminate any of the CRADAs at any time for any reason or for no reason upon at least 60 days prior written notice. If the NCI unilaterally terminates one or both CRADAs, part or all of the research and development of eACT would be suspended, and we may be unable to research, develop and license future product candidates.
We may not be able to file investigational new drug applications, or INDs, to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*
We expect that with the early clinical work performed by the NCI pursuant to the CRADAs and the additional research we are performing in-house, including pursuant to the Amgen Agreement, we may pursue the filing with the FDA of a number of INDs over the next several years. We expect to submit an IND for a second product candidate, a TCR-based product candidate, by the end of 2016, for an additional CAR-based product candidate in 2017 and for a TCR-based product candidate and CAR-based product candidate in 2018. However, our timing of filing on the product candidates is dependent on further research. We cannot be sure that submission of an IND will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For instance, the FDA may not allow us to use the NCI clinical trial data to support our INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
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
As an anti-CD19 CAR T cell therapy, KTE-C19 has caused similar toxicities as the therapy in the NCI clinical trials as seen in the ZUMA-1 trial. Across the combined 62 patients in ZUMA-1 Phase 2, the most common grade 3 or higher adverse events included neutropenia (66%), anemia (40%), febrile neutropenia (29%), thrombocytopenia (29%), and encephalopathy (26%). Grade 3 or higher cytokine release syndrome, or CRS, and neurological toxicity was observed in 18% and 34% of patients, respectively. Two patients died from KTE-C19 related adverse events (hemophagocytic lymphohistiocytosis and cardiac arrest in the setting of CRS).
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
We may also fail to manage the logistics of collecting and shipping patient material to the manufacturing site and shipping the product candidate back to the patient. Logistical and shipment delays and problems, whether or not caused by us or our vendors, could prevent or delay the delivery of product candidates to patients. Additionally, we have to maintain a complex chain of identity with respect to patient material as it moves to the manufacturing facility, through the manufacturing process, and back to the patient. Failure to maintain chain of identity could result in patient death, loss of product or regulatory action.
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
A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.*
We plan to initiate a clinical program for KTE-C19 in Europe in the first quarter of 2017 and ultimately seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

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
We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to: comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. Similarly, our business could be found to be noncompliant with healthcare regulatory requirements.  If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-

dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commission(s), certain customer incentive programs and other business arrangements generally. Activities subject to these laws also involve the improper use of information obtained in the course of patient recruitment for clinical trials. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

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
Our ability to utilize our net operating loss carryforwards and certain other tax attributes will be limited.*
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2015, we have U.S. and state net operating loss carryforwards of approximately $78.7 million and $141.8 million, respectively. As a result of our private placements and our initial public offering, we triggered two “ownership changes,” which resulted in a limitation in utilization of pre-change attributes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal and state taxable income may be subject to limitations, which will result in increased future tax liability to us.
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
At September 30, 2016, we had approximately $128.8 million of cash and cash equivalents and $348.4 million of marketable securities. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since September 30, 2016, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.*

We plan to initiate a rolling submission of the BLA for accelerated approval of KTE-C19 as a treatment for patients with refractory aggressive NHL, which includes DLBCL, PMBCL and TFL. A rolling submission allows a company to submit portions of the marketing application to the FDA as they are completed.  We plan to initiate the submission at the end of 2016 and complete the submission by the end of the first quarter of 2017. The BLA submission will be based on the primary analysis of ZUMA-1, which will include 72 patients with DLBCL from Cohort 1 and 20 patients with PMBCL or TFL from Cohort 2 with at least six months of follow-up. However, the primary analysis may not support a BLA submission, including due to insufficient durability of efficacy, or the FDA could require longer-term follow-up results, additional data from our clinical trial or additional information relating to GMP compliance that could delay or prevent FDA’s filing or approval of our first BLA submission. FDA refusal to file our BLA would delay resubmission and harm our business. Even if filed by the FDA, the FDA may issue a complete response letter on the basis that the benefits of KTE-C19 do not outweigh its risks, or if there are data integrity or GMP compliance concerns. The FDA may also convene a public advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. If an advisory committee were to recommend against the approval of our BLA, we may not be able to succeed in securing approval for KTE-C19 for the treatment of refractory DLBCL, PMBCL and TCL. The FDA is not bound by the recommendation of an advisory committee.
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

Additional patent applications have been filed, and we anticipate additional patent applications will be filed, both in the United States and in other countries, as appropriate. However, we cannot predict:

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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability or scope thereof, for example through inter partes review, or IPR, post-grant review or ex parte reexamination before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions, which may result in such patents being cancelled, narrowed, invalidated or held unenforceable. For example, on November 16, 2015, March 18, 2016 and August 5, 2016, one or more anonymous parties filed for ex parte reexaminations of certain patents that we licensed pursuant to our agreement with Cabaret. If, as a result, one or more of the claims in these patents are determined to be unpatentable, invalid or unenforceable, our ability to block certain third party CAR products with these patents could be seriously impaired. Even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. United States patent applications containing or that at any time contained a claim not entitled to a priority date before March 16, 2013 are subject to the “first to file” system implemented by the America Invents Act (2011).
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
Third parties may assert that we are employing their proprietary technology without authorization. We are aware of a U.S. patent held by one of our competitors relating to certain CAR compositions of matter. Generally, conducting clinical trials and other development activities in the United States to develop data supporting an FDA new drug application is not considered “infringement.” If and when KTE-C19 or another of our CAR-based product candidates is approved by the FDA, that competitor may then seek to enforce its patent by filing a patent infringement lawsuit against us. On August 13, 2015, we filed a petition with the USPTO to institute an IPR proceeding of this competitor’s patent, requesting a determination that the claims in the patent are unpatentable. On February 11, 2016, the USPTO granted our petition to institute the IPR proceeding. The final oral hearing in this IPR was held at the USPTO’s Patent Trial and Appeal Board on October 20, 2016. In the absence of good cause, we expect a determination within approximately 12 months from the institution of the proceeding. If the USPTO upholds patentability, we as petitioner would be estopped from asserting in court any ground of invalidity that we raised or reasonably could have raised in the IPR proceeding. Any claim of this patent that has not been held to be unpatentable or invalid could potentially be used as a basis to claim infringement and, consequently, to try and block our ability to commercialize certain of our CAR-based product candidates, unless we obtain a license under the applicable patent, or until the patent expires.
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

Issued patents covering our product candidates could be found unpatentable, invalid or unenforceable if challenged in court or the USPTO.*
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include IPR, ex parte re-examination and post grant review in the United States, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, on November 16, 2015, March 18, 2016 and August 5, 2016, one or more anonymous parties filed for ex parte reexaminations of certain patents that we licensed pursuant to our agreement with Cabaret. Such proceedings could result in revocation, truncation of term, or amendment to our patents in such a way that they no longer cover our product, or competitor product, candidates. The outcome following legal assertions of unpatentability, invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of unpatentability, invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
We have limited foreign intellectual property rights and may not be able to protect our intellectual property rights throughout the world.*
We have limited intellectual property rights outside the United States, and, in particular, our patents directed to CAR constructs licensed from Cabaret do not extend outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*
As of October 31, 2016, our executive officers, directors, and 10% stockholders beneficially owned approximately 25% of our voting stock, a significant portion of which is beneficially owned by Arie Belldegrun, our President, Chief Executive Officer and Chairman. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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
As of September 30, 2016, the net proceeds from our IPO have been utilized to fund our KTE-C19 clinical program and other programs as well as working capital, including general operating expenses, as further described under the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Form 10-Q.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
On November 4, 2016, we entered into a lease agreement with CA-Colorado Center, LLC, for the lease of approximately 159,310 square feet of primarily office space in Santa Monica to serve as our future headquarters. The lease has a term of fifteen years expected to commence on August 1, 2017. Upon certain conditions, we have three options to extend the lease, each for an additional five years. Beginning on the expected lease commencement date of August 1, 2017, the first year of base rent will be abated and beginning on the second year after lease commencement, the base rent on 29,255 square feet of the premises will be abated. Subject to lease commencement and the lease abatement terms, we are required to remit base rent of $876,205 per month, or $5.50 per square foot, which will increase at a rate of approximately 3% per year for the first ten years after lease commencement and then 3.5% per year during years eleven through fifteen.  We are posting a customary letter of credit in the amount of $5.5 million as a security deposit, which will increase by $5.5 million in January 2017. The amount of the letter of credit may be subject to reductions during the term of the lease beginning in the fourth year of the lease term. Pursuant to a work letter attached to the lease, the landlord will contribute an aggregate of $17.5 million toward the tenant improvements for the leased space.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated April 25, 2014.

10.1	Lease between CA-Colorado Center, LLC and the Registrant, dated November 4, 2016.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

KITE PHARMA, INC.

November 9, 2016	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer

November 9, 2016	By:	/s/ Paul Jenkinson
Paul Jenkinson
Chief Financial Officer