Form 10-Q
period 2017-03-31
Kite Pharma, Inc.
filed 2017-05-08
CIK 1510580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of May 4, 2017, there were 56,545,959 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

KITE PHARMA, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Trademarks and Trade Names

Kite Pharma, Inc. (including its subsidiaries, referred to as “Kite”, “the Company”, “we”, “our”, or “us”) has common law, unregistered trademarks for Kite based on use of the trademarks in the United States. This Quarterly Report on Form 10-Q, or this Quarterly Report, contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Quarterly Report, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KITE PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	MARCH 31, 2017 (UNAUDITED)	DECEMBER 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$565,153	$114,561
Marketable securities	238,875	299,861
Prepaid expenses and other current assets	15,200	12,974
Total current assets	819,228	427,396
Restricted cash and investments	17,883	10,669
Property and equipment, net	46,241	44,409
Intangible assets, net	6,033	6,946
Goodwill	24,840	24,452
Other assets	9,518	10,432
Total assets	$923,743	$524,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$13,214	$10,660
Accrued expenses and other current liabilities	26,492	29,482
Deferred revenue	39,886	15,000
Total current liabilities	79,592	55,142
Deferred revenue, less current portion	38,177	19,779
Contingent consideration	14,575	14,218
Other non-current liabilities	11,301	7,195
Total liabilities	143,645	96,334
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 56,392,507 and 50,083,355 shares issued and outstanding, excluding 200,000 and 298,758 shares subject to repurchase at March 31, 2017 and December 31, 2016, respectively	56	50
Additional paid-in capital	1,297,854	855,564
Accumulated other comprehensive loss	(686)	(917)
Accumulated deficit	(517,126)	(426,727)
Total stockholders' equity	780,098	427,970
Total liabilities and stockholders' equity	$923,743	$524,304

See accompanying notes.

KITE PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Revenues	$9,836	$5,127
Operating expenses:
Research and development	65,906	34,414
General and administrative	35,842	16,683
Total operating expenses	101,748	51,097
Loss from operations	(91,912)	(45,970)
Other income (expense):
Interest income	1,028	816
Interest expense	(4)	—
Other income (expense), net	428	29
Total other income (expense), net	1,452	845
Loss before income taxes	(90,460)	(45,125)
Benefit from income taxes	61	1,209
Net loss	$(90,399)	$(43,916)
Net loss per share, basic and diluted	$(1.74)	$(0.90)
Weighted-average shares outstanding, basic and diluted	51,839,500	48,831,797
Comprehensive loss:
Net loss	$(90,399)	$(43,916)
Foreign currency translation adjustments	129	793
Unrealized gain on available-for-sale securities, net	102	452
Comprehensive loss	$(90,168)	$(42,671)

See accompanying notes.

KITE PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(90,399)	$(43,916)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,206	1,901
Stock-based compensation	24,076	14,864
Amortization on marketable securities	359	399
Fair value adjustment of contingent consideration	130	122
Loss from equity method investee	478	—
Other	(264)	(313)
Changes in operating assets and liabilities:
Deferred revenue	43,325	(3,360)
Deferred rent	3,793	171
Prepaid expenses and other current assets	(1,766)	1,297
Other assets	445	234
Accounts payable	2,282	(141)
Accrued expenses and liabilities	(3,773)	(428)
Due to related party	301	2
Net cash used in operating activities	(17,807)	(29,168)
Cash flows from investing activities:
Purchases of marketable securities	—	(197,556)
Sales and maturities of marketable securities	53,555	42,002
Purchase of property and equipment	(2,374)	(9,452)
Net cash provided by (used in) investing activities	51,181	(165,006)
Cash flows from financing activities:
Principal payments on capital lease obligations	(44)	(44)
Proceeds from issuance of common stock, net of issuance costs	399,869	—
Proceeds from employee stock purchase plan	780	480
Proceeds from exercise of stock options	16,580	479
Net cash provided by financing activities	417,185	915
Effect of exchange rate changes on cash	33	17
Net change in cash and cash equivalents	450,592	(193,242)
Cash and cash equivalents at beginning of period	114,561	392,843
Cash and cash equivalents at end of period	$565,153	$199,601
Supplemental schedule of cash flows information:
Proceeds from employee stock plan received in advance of issuance	$590	$305

See accompanying notes.

KITE PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017
(Unaudited)

NOTE 1—BUSINESS AND NATURE OF OPERATIONS
Nature of Operations
Kite was incorporated on June 1, 2009 in the State of Delaware and is headquartered in Santa Monica, California. The Company is a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to eradicate cancer cells. The Company is developing multiple product candidates using its engineered autologous cell therapy, which involves the genetic engineering of T cells to express either chimeric antigen receptors (“CARs”) or T cell receptors (“TCRs”).

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

NOTE 2—BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The consolidated financial statements include the accounts of Kite and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated during consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

In 2016, the Company identified that the three months ended March 31, 2016 activities related to the Company’s employee stock purchase plan of $0.5 million had been presented in cash flows from operating activities instead of cash flows from financing activities. The Company corrected the previously presented cash flows for these items and in doing so, the condensed consolidated statements of cash flows for the three months ended March 31, 2016 were adjusted to increase the net cash used in operating activities by $0.5 million, and increase the net cash provided from financing activities by $0.5 million. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $517.1 million and $426.7 million as of March 31, 2017 and December 31, 2016, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it prepares for potential commercialization of its lead product candidate, KTE-C19, and as it expands its portfolio and engages in further research and development activities, particularly conducting pre-clinical studies and clinical trials.
The success of the Company depends on its ability to develop its technologies to the point of U.S. Food and Drug Administration (“FDA”) approval and subsequent revenue generation or through the sale, merger, or other transfer of all or substantially all of the Company’s assets and, accordingly, to raise enough capital to finance these developmental efforts. In the future, management may need to raise additional capital to finance the continued operating and capital requirements of the Company. Any amounts raised may be used for the further development and commercialization of product candidates, to acquire additional product licenses and for other working capital purposes. There can be no assurances that the Company will be able to secure such additional financing, or if available, that it will be sufficient to meet its needs. If the Company cannot obtain adequate working capital, it will be forced to reevaluate its planned business operations.

NOTE 3—SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period. Estimates are made in these consolidated financial statements, which included but are not limited to contingent consideration, stock-based compensation expense, accrued expenses, revenue, acquisition-date fair value and subsequent fair value estimates used to assess potential impairment of long-lived assets, including goodwill and intangible assets, and income taxes. The Company bases its estimates on historical experience, known trends and other market-specific or other relevant factors that it believes to be reasonable under the circumstances.  Actual results may differ from those estimates or assumptions.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of money market funds, bank money market accounts, certificates of deposit, and U.S. treasury securities, and are stated at cost, which approximates fair value.
Restricted Cash and Investments
The Company has amounts that are posted as secured collateral in connection with letters of credit relating to the Company’s leases of its commercial manufacturing and support facilities. These amounts reported as restricted cash totaled $3.7 million and have been included within the restricted cash and investments caption at March 31, 2017 and December 31, 2016.
In November 2016, the Company pledged $7.0 million of government-related debt securities against a $5.5 million letter of credit to secure a lease agreement entered into in November 2016. See Note 11 for further discussion. These investments have been included within the restricted cash and investments caption at March 31, 2017 and December 31, 2016. The letter of credit amount was increased by $5.5 million in January 2017, resulting in an additional $7.2 million of government-related debt securities pledged as collateral. These investments have been included within the restricted cash and investments caption at March 31, 2017.
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
Foreign Currencies
As a result of a business combination, the Company now operates in multiple currencies. Related to the wholly-owned subsidiary, Kite Pharma EU, the Company has determined that based on the nature of the transactions occurring within this entity, the functional currency of the subsidiary is the Euro, and accordingly, any net assets of Kite Pharma EU, including goodwill and identifiable intangible assets, are translated into U.S. dollars at the rates prevailing as of the balance sheet dates. The operating results of Kite Pharma EU are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results. Any translation impact is included as a component of accumulated other comprehensive loss on the condensed consolidated balance sheets.
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
Contingent consideration obligations incurred in connection with a business combination are recorded at their fair values on the acquisition date and remeasured at their fair values each subsequent reporting period until the related contingencies are resolved. The resulting changes in fair values are recorded as general and administrative expense in the condensed consolidated statements of operations. Changes in fair values reflect changes to the Company’s assumptions regarding probabilities of successful achievement of related milestones, the timing in which the milestones are expected to be achieved, and the discount rate used to estimate the fair value of the obligation. See Note 4 for further discussion.
Goodwill and Other Intangible Assets
Certain intangible assets were acquired as part of a business combination, and have been capitalized at their acquisition date fair value. Acquired definite life intangible assets are amortized using the straight-line method over their respective estimated useful lives.  The Company evaluates the potential impairment of intangible assets if events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Goodwill is not amortized but is evaluated for impairment within the Company’s single reporting unit on an annual basis, during the fourth quarter, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of the Company’s reporting unit below its carrying amount.

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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following as of March 31, 2017 and December 31, 2016, respectively (in thousands):

	MARCH 31, 2017	DECEMBER 31, 2016
Accrued compensation costs	$8,634	$14,492
Accrued professional and consulting services	4,191	3,632
Accrued research and development costs	5,506	3,215
Accrued clinical expenses	3,391	4,647
Deferred rent, current	791	1,163
Accrued related party costs	992	691
Accrued other expenses	2,987	1,642
Total accrued expenses and other current liabilities	$26,492	$29,482
Revenues

As of March 31, 2017, the Company’s revenue has been exclusively generated from its collaboration and license agreements with Amgen, Inc. (“Amgen”), Daiichi Sankyo Company, Limited (“Daiichi”), and Leukemia & Lymphoma Society, Inc. (“LLS”). See Note 6 for more information related to the Amgen research collaboration and license agreement (the “Amgen Agreement”), the Daiichi Sankyo  collaboration and license agreement (the “DS Agreement”), and the LLS research, development and commercialization agreement (the “LLS Agreement”).
Under the Amgen Agreement, the Company received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any investigational new drug application (“IND”) filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen.

The Company applied the FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the upfront payment and research funding under the Amgen Agreement. In accordance with this guidance, the Company concluded that the Amgen Agreement should be accounted for as a single unit of accounting and recognize the Amgen Agreement consideration in the same manner as the final deliverable, which is research service. The $60.0 million upfront payment was recorded as deferred revenue and is being recognized over a four year period, which is the estimated period of performance for the research service under this agreement. In addition, the Amgen research funding relating to Amgen targets, which is due as the related services are performed under the Amgen Agreement, is recorded as revenue on a time and material basis, with the corresponding cost of revenue recorded as research and development expense in the condensed consolidated statements of operations.

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

During the three months ended March 31, 2017 and 2016, the Company recognized $5.5 million and $5.0 million of revenue under the Amgen Agreement, respectively. As of March 31, 2017, the Company had deferred revenue relating to the Amgen Agreement of $32.4 million, of which $5.1 million relates to Kite programs that would be paid back to Amgen in the event that the Kite programs progress to an IND filing.

Under the DS Agreement, the Company received an upfront payment of $50.0 million from Daiichi in January 2017. At the inception of the DS Agreement, the Company’s significant deliverables consisted of an exclusive license to develop and commercialize KTE-C19 in Japan and providing certain technical assistance and technology transfer services related to the manufacturing of the licensed product. The Company concluded that the license is not a separate unit of accounting because Daiichi cannot obtain a benefit from the license rights for their intended purpose without the manufacturing technology transfer. Therefore, such deliverables were considered a single unit of accounting. Consequently, the $50.0 million upfront payment was initially recorded in deferred revenue and is being recognized ratably as revenue over the related technology transfer period, which is initially determined to be approximately two years. Additionally, the Company will be responsible for any clinical manufacturing and supply of the licensed product should clinical trials begin before the end of the technology transfer period.

The Company has concluded that the options to license any additional product candidates are substantive options, and were not considered deliverables at the inception of the DS Agreement since Daiichi is not contractually obligated to exercise the options. Additionally, as a result of the uncertain outcome of the discovery, research and development activities, the Company is at risk with respect to whether Daiichi will exercise the options to license any additional product candidates. Moreover, the Company has concluded that the options are not priced at a significant and incremental discount. Accordingly, the options to other product candidates are not considered deliverables and the associated option fees are not included in allocable arrangement consideration.

During the three months ended March 31, 2017 the Company recognized $4.2 million of revenue under the DS Agreement. As of March 31, 2017, the Company had deferred revenue relating to the DS Agreement of $45.6 million.

In the future, the Company may be eligible for development, regulatory and commercial milestone payments under the Amgen Agreement and the DS Agreement. The Company recognizes revenue related to the milestones under the Amgen Agreement and the DS Agreement in accordance with the Accounting Standards Codification 605-28, Milestone Method of Revenue Recognition (“ASC 605-28”). At the inception of the arrangement the Company evaluates whether each milestone is substantive and at risk. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company has concluded that all of the development and regulatory milestones pursuant to its collaboration with Amgen are substantive and at risk. Thus, in accordance with ASC 605-28, revenue will be recognized in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. The Company has concluded that one of the development milestones pursuant to the DS Agreement is not considered substantive because the milestone does not meet the criteria above. Accordingly, such milestone would be recognized as revenue over the remaining period of performance obligation, if any, following the achievement of the milestone.

Milestones related to sales-based activities may be triggered upon meeting net sales benchmarks. Under the Amgen Agreement and DS Agreement, the achievement of these commercial milestones is solely dependent on Amgen’s and Daiichi’s performance, and there are no continuing performance obligations from the Company. These commercial milestones would be achieved after the completion of the Company’s performance obligations. Revenue from commercial milestone payments will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

During the three months ended March 31, 2017 and 2016, the Company recognized $0.2 million and $0.1 million of revenue under the LLS Agreement related to research and development activities and achievement of clinical milestones.

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
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to vest. Common stock, stock options, restricted stock units (“RSUs”) and warrants or other equity instruments issued to non-employees, including consultants and members of the Company’s Scientific Advisory Board as consideration for goods or services received by the Company, are accounted for based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any awards issued to non-employees is marked to market each period and recorded as expense over the vesting period. The fair value of an RSU equals the closing price of our common stock on the grant date. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.
Net Loss per Common Share
Basic net loss per common share is computed by dividing the net loss by the weighted-average number of common shares outstanding. Diluted net loss per common share is computed similarly to basic net loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.
The following table sets forth potentially dilutive securities that were excluded from the calculation of diluted net loss per common share because including them would have had an anti-dilutive effect for the quarters ended:

	March 31,
	2017	2016
Warrants to purchase common stock	97,683	148,444
Unvested restricted stock units	1,049,711	330,471
Unvested early exercise options	200,000	943,169
Options to purchase common stock	9,272,301	8,054,247
Total	10,619,695	9,476,331

The unvested early exercised options represent stock options that were exercised pursuant to an early exercise provision in the option agreements of certain employees. The Company has the option to repurchase these shares if they do not vest prior to the termination of these employees.
The following table summarizes the calculation of unaudited basic and diluted net loss per common share for the periods presented (in thousands, except share and per share amounts):

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Numerator:
Net loss	$(90,399)	$(43,916)
Denominator:
Weighted-average common shares outstanding	52,087,782	49,872,095
Less: weighted-average unvested common shares subject to repurchase	(248,282)	(1,040,298)
Weighted-average shares used to compute net loss per share, basic and diluted	51,839,500	48,831,797
Net loss per common share, basic and diluted	$(1.74)	$(0.90)
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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires lessees to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability. Lessees are required to be classified as either operating or finance on the income statements based on criteria that are largely similar to those applied in current lease accounting. The guidance becomes effective on January 1, 2019 and early adoption is permitted. The Company is currently evaluating the impact that the adoption of this update will have on its condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), to simplify various aspects of the accounting for share-based payments, which provides that all of the tax effects related to share-based payments are recorded as part of the provision for income taxes, allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, allows entities to estimate the effect of forfeitures or recognized forfeitures when they occur, amends the presentation of the excess tax benefits from employee share-based payments to be included in cash flows from operating activities instead of cash flows from financing activities as under previous guidance, as well as that the cash paid to taxing authorities arising from the withholding of shares from employees be included in cash flows from financing activities instead of cash flows from operating activities as under previous guidance. This standard became effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption was permitted, and the Company elected to adopt this standard during the three months ended March 31, 2016.  Since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net deferred tax assets, adoption of the new guidance had no significant impact on the Company’s condensed consolidated financial statements or its cash flow presentation for the three months ended March 31, 2017 and 2016, respectively.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides additional guidance on evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The standard requires an entity to evaluate if substantially all of the fair value of the assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the new guidance would define this as an asset acquisition; otherwise, the entity would then evaluate whether the asset meets the requirement that a business include, at a minimum, an input and substantive process that together significantly contribute to the ability to create outputs. The standard becomes effective on January 1, 2018, with early adoption permitted. The standard would be applied prospectively to any transaction occurring on or after the adoption date. The Company is currently evaluating the impact that this new standard may have on its financial position and results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test of Goodwill Impairment, which eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, entities will record an impairment loss based on the excess of a reporting unit’s carrying amount over its fair value, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. The standard becomes effective on January 1, 2020 and early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

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

Level 2:
Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active; and

Level 3:	Unobservable inputs that reflect the reporting entity’s own assumptions.
The carrying amounts of the Company’s prepaid expenses, other current assets, accounts payable and accrued liabilities are generally considered to be representative of their fair value because of the short term nature of these instruments. No transfers between levels have occurred during the periods presented.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of March 31, 2017 is as follows (in thousands):

		Fair Value Measurements Using
	Balance as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash and investments	$17,883	$3,664	$14,219	$—
Money market funds(1)	439,961	439,961	—	—
Corporate debt securities(2)	144,815	—	144,815	—
Government sponsored entities and U.S. Treasuries	134,060	—	134,060	—
Total assets	$736,719	$443,625	$293,094	$—

Liabilities:
Contingent consideration	$14,575	$—	$—	$14,575

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

(2)	$40.0 million of corporate debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2016 is as follows (in thousands):

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

Amounts in the tables above exclude bank account cash of $85.2 million and $32.2 million as of March 31, 2017 and December 31, 2016, respectively.
The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of March 31, 2017. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

Additionally, in connection with the acquisition of Kite Pharma EU, the Company has agreed to pay additional amounts based on the achievement of certain milestones. This contingent consideration obligation is recorded at its estimated fair value, and is revalued at each reporting period until the related contingency is resolved. The fair value measurements of this obligation are based on significant inputs not observable in the market (a Level 3 measurement within the fair value hierarchy) and are reviewed periodically by management. These inputs include the estimated probabilities and timing of achieving specified development and sales milestones, as well as the discount rate used to determine the present value of these milestones. Contingent consideration may change significantly as development progresses and additional data are obtained. Significant changes that would increase or decrease the probabilities or timing of achieving the development and sales milestones would result in a corresponding increase or decrease in the fair value of the contingent consideration obligations, which would be recognized in general and administrative expense in the condensed consolidated statements of operations.
During the three months ended March 31, 2017, the Company recorded $0.1 million as a general and administrative expense related to the change in the fair value of the contingent consideration. During the three ended March 31, 2016, the Company recorded $0.1 million related to the change in the fair value of the contingent consideration, which was based on the passage of time, as interest expense. This amount has been reclassified to general and administrative expense to conform to the current year presentation.
Investments classified as available-for-sale at March 31, 2017 consisted of the following (in thousands):

	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Corporate debt securities(1)	1 year or less	$102,664	$16	$(43)	$102,637
Corporate debt securities	1-2 years	24,559	56	(57)	24,558
Corporate debt securities	More than 2 years	17,810	—	(190)	17,620
Government sponsored entities and U.S. Treasuries	1 year or less	58,768	—	(49)	58,719
Government sponsored entities and U.S. Treasuries	1-2 years	52,653	2	(157)	52,498
Government sponsored entities and U.S. Treasuries	More than 2 years	23,016	—	(173)	22,843
Total available-for-sale securities		$279,470	$74	$(669)	$278,875

(1)	$40.0 million of corporate debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Investments classified as available-for-sale at December 31, 2016 consisted of the following (in thousands):

	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	1 year or less	$1,500	$—	$—	$1,500
Corporate debt securities	1 year or less	69,511	8	(57)	69,462
Corporate debt securities	1-2 years	40,241	28	(124)	40,145
Corporate debt securities	More than 2 years	21,744	—	(290)	21,454
Government sponsored entities and U.S. Treasuries	1 year or less	66,552	3	(17)	66,538
Government sponsored entities and U.S. Treasuries	1-2 years	61,973	5	(122)	61,856
Government sponsored entities and U.S. Treasuries	More than 2 years	39,110	—	(204)	38,906
Total available-for-sale securities		$300,631	$44	$(814)	$299,861

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on the accompanying condensed consolidated balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company recognizes realized gains or losses on sales of available-for-sale securities as other income (expense), net. Unrealized gains and losses on available for-sale securities are included as a component of comprehensive loss. At March 31, 2017, the aggregate fair value of securities held by the Company in an unrealized loss position was $193.5 million, which consisted of 94 securities. Of these securities, one security has been in an unrealized loss position for more than twelve months, but has an unrealized loss of approximately $2,200. At December 31, 2016, the aggregate fair value of securities held by the Company in an unrealized loss position was $229.9 million, which consisted of 118 securities. Of these securities, two securities have been in an unrealized loss position for more than twelve months, but have an aggregate unrealized loss of less than $2,000.
The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below its cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors include the length of time and extent to which fair value has been less than the cost basis and adverse conditions related specifically to the security, and the intent to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. At March 31, 2017, the Company believes its cost basis for its available-for-sale investments were recoverable in all material aspects.
NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment, consists of the following as of March 31, 2017 and December 31, 2016 (in thousands):

	MARCH 31, 2017	DECEMBER 31, 2016
Laboratory equipment	$19,293	$19,000
Computer equipment and software	5,573	5,380
Office equipment and furniture	2,902	2,747
Leasehold improvements	25,247	25,140
Construction in progress	3,369	135
	56,384	52,402
Less: accumulated depreciation and amortization	(10,143)	(7,993)
Property and equipment, net	$46,241	$44,409
Depreciation and amortization expense was $2.2 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively. Amortization related to assets under capital leases were included in the depreciation and amortization expense noted above. The net book value of assets under capital leases at March 31, 2017 and December 31, 2016 was $0.2 million and $0.2 million respectively, net of accumulated depreciation of $0.3 million and $0.3 million, respectively.

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
The CRADA had a five-year term commencing August 31, 2012 and expiring on August 30, 2017. On February 24, 2015, the Company amended the CRADA by expanding the research plan to include (1) the research and development of the next generation of TCR-based product candidates that are engineered to recognize neo-antigens, which are specific to the unique genetic profile of a patient’s own tumor, (2) the optimization of new methods to manufacture this next generation of TCR-based product candidates and (3) the advancement of CAR-based product candidates for the treatment of clear cell renal cell carcinoma and TCR-based product candidates for the treatment of certain epithelial tumors such as lung and colorectal cancer. To support the additional research activities under the amended CRADA, beginning in the first quarter of 2015, the Company’s quarterly payments to the NCI increased from $250,000 to $750,000. Total expenses recognized under the CRADA were $0.8 million and $0.8 million for the three months ended March 31, 2017 and 2016, respectively.
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
Due to the receipt of the $60.0 million upfront license payment from Amgen in connection with the Amgen Agreement, in April 2015 the Company paid $13.8 million to Cabaret as a sublicense fee, which includes $1.8 million of applicable taxes paid on Cabaret’s behalf as required under the Cabaret License. As of March 31, 2017, a $3.5 million deferred asset was recorded under the other current assets caption on the condensed consolidated balance sheets, and a $2.8 million non-current deferred asset was recorded under the other assets caption of the condensed consolidated balance sheets. Both of these amounts will be recognized as sublicense fee expense within general and administrative expense on a straight-line basis over the same period as the recognition of the upfront license payment from the Amgen Agreement. For the three months ended March 31, 2017 and 2016, the Company recorded $0.9 million and $0.9 million in sublicense fee expense related to the Cabaret license, respectively.

December 2014 National Institutes of Health (“NIH”) License Agreement
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
The Company is also required to make performance-based payments upon successful completion of clinical and regulatory benchmarks relating to the licensed products. The aggregate potential benchmark payments for each licensed product are $8.4 million, of which aggregate payments of $6.0 million are due only after marketing approval in the United States or in Europe, Japan, China or India. Also, a benchmark payment of $150,000 is due upon the commencement of the Company’s first sponsored Phase 1 clinical trial for each licensed product in each indication.
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
The Company will be responsible for the manufacturing and processing of Amgen program product candidates for a certain period following the completion of any Phase 2 clinical trials under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen. The Company will be eligible to receive up to a $100.0 million milestone payment upon receipt of the first marketing approval for the first Amgen product from each Amgen program to achieve approval and up to $425.0 million in commercial milestone payments for each Amgen program, based on the Amgen program products meeting certain net sales benchmarks in a calendar year, plus tiered high single to low double digit royalties for sales and the license of the Company’s intellectual property for CAR-based product candidates. Amgen will be eligible to receive a $100 million milestone payment upon receipt of the first marketing approval for the first Company product from each Company program to achieve approval and up to $425.0 million in commercial milestone payments for each Company program, based on the Company program products meeting certain net sales benchmarks in a calendar year, plus tiered single digit sales royalties. The Company does not expect any milestones to be achieved or paid until 2021 at the earliest, as all of the collaboration product candidates are currently in the pre-clinical stage.
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

Under the LLS Agreement, the Company is required to make certain regulatory and commercial milestone payments to LLS, up to a maximum aggregate amount of $6.3 million, based on the development progress of KTE-C19, or upon certain other events, including the out-licensing to a third party of the rights to develop or commercialize KTE-C19, or if the Company combines with or is sold to another company. During the three months ended March 31, 2017, the Company recognized expense of $3.1 million upon the achievement of a regulatory milestone. Additionally, due to the receipt of the $50.0 million upfront license fee under the DS Agreement, the Company paid LLS $1.0 million as a sublicense fee, which is being recognized as a sublicense fee expense within general and administrative expense on a straight-line basis over the same period as the recognition of the upfront license payment from the DS Agreement.

Alpine Immune Sciences, Inc. (“AIS”) License and Research Agreement
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
Pursuant to the Agreement, the Company paid AIS a $5.0 million upfront payment and paid $0.5 million in additional payments to support AIS’ research. The Company recorded $4.4 million to research and development expense, which includes $0.5 million as an accrued liability that was recognized as research and development expense for certain research and development activities which were performed during 2016. AIS will be eligible to receive up to $530.0 million in total milestone payments based on the successful completion of research, clinical and regulatory milestones relating to both program TIPs. At the Company’s option, a portion of the milestones may be paid in shares of the Company’s common stock. AIS will also be eligible to receive a low single digit royalty for sales on a licensed product-by-licensed product and country-by-country basis, until the later of (i) the date on which the licensed product is no longer covered by certain intellectual property rights, and (ii) a defined term from the first commercial sale of the licensed product.
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

Daiichi Sankyo Collaboration and License Agreement
In January 2017, the Company entered into the DS Agreement pursuant to which the Company has granted to Daiichi an exclusive license to develop, manufacture and commercialize KTE-C19 in Japan. In addition, under the DS Agreement, Daiichi has a certain period of time to exclusively license in Japan, at its option, additional Kite product candidates that proceed to a U.S. IND filing over the next three years. In connection with the execution of the DS Agreement, Daiichi made an upfront non-refundable payment to Kite of $50.0 million. Kite will be eligible to receive future payments totaling up to $20.0 million upon the achievement of development milestones and $180.0 million upon the achievement of commercial sales-based milestones relating to KTE-C19 and future royalties. In addition, for each additional product candidate for which Daiichi exercises its option to acquire an exclusive license, the option exercise and milestone payments to the Company could total up to $200.0 million. The Company does not expect any milestones to be achieved or paid until the second half of 2018, at the earliest, as the licensed product is currently in the pre-clinical stage in Japan.
Under the terms of the DS Agreement, the Company will provide technical assistance and technology transfer services related to the licensed product and will be responsible for any clinical manufacturing and supply of the licensed product until the completion of the technical transfer, at which time Daiichi will be responsible for manufacturing and supply of the product. Daiichi will also be responsible for the development, regulatory approval filings, and commercialization activities of the licensed product in Japan.

The term of the DS Agreement will continue on a licensed product-by-licensed product basis until Daiichi permanently ceases at its sole discretion all development, manufacture and commercialization of such licensed product in Japan. Either party may also terminate the agreement with written notice upon material breach by the other party, if such breach has not been cured within a defined period of receiving such notice, or in the event of the other party’s bankruptcy. The Company may terminate the DS Agreement if Daiichi challenges certain of the Company’s patents. Daiichi may terminate the DS Agreement with respect to a licensed product if the Company later acquires additional necessary intellectual property for such licensed product, and a license or sublicense to such intellectual property is not available to Daiichi on terms that Daiichi deems to be commercially reasonable.

Establishment of Fosun Kite Biotechnology
In January 2017, the Company entered into a co-operative joint venture contract agreement (the “JV Agreement”) with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. (“Fosun Pharma”) pursuant to which the parties agreed to establish a joint venture company for the purpose of developing, manufacturing and commercializing KTE-C19 in the mainland of the People’s Republic of China, the Hong Kong Special Administration Region and the Macau Special Administration Region (together, the “China Market”).  As of March 31, 2017, the joint venture company was not established and no consideration under the joint venture agreement had been exchanged.
In April 2017, the joint venture company, Fosun Kite Biotechnology Co., Ltd. (“Fosun Kite Biotechnology”) was established and obtained its business license in China. Within 20 business days of the establishment of Fosun Kite Biotechnology, Fosun Pharma will contribute the RMB equivalent of $60.0 million in cash to the joint venture company and Kite will contribute certain exclusive commercial rights set forth in the Product and Know-How License Agreement, between the Company and Fosun Kite Biotechnology.
In addition, pursuant to the Technology License Agreement, between the Company and Fosun Kite Biotechnology, the Company will receive a $40.0 million upfront payment from Fosun Kite Biotechnology and, in exchange for the contribution of certain intellectual property rights to KTE-C19, will also be entitled to (a) regulatory and commercial milestone payments of up to $35.0 million and (b) mid-single digit sales royalties, subject to certain conditions.  The Company and Fosun Pharma will each own 50% of Fosun Kite Biotechnology, with 60% of the profits allocated to Fosun Pharma and 40% allocated to the Company.
The term of the JV Agreement is 20 years from the date that the JV Company was established, subject to extension by mutual agreement of the parties.

NOTE 7—STOCKHOLDERS’ EQUITY
In March 2017, the Company sold 5,462,500 shares of its common stock, which included 712,500 shares pursuant to the full exercise of the underwriters' option, in an underwritten public offering at a price of $75.00 per share, which resulted in gross proceeds of approximately $409.7 million. Net proceeds to the Company after deducting fees, commissions, and other expenses related to the offering were approximately $399.7 million.

NOTE 8—STOCK BASED COMPENSATION
Employee Stock Purchase Plan
Under the 2014 Employee Stock Purchase Plan (“ESPP”), employees can purchase shares of our common stock based on a percentage of their compensation subject to certain limits. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. The ESPP offers a two-year look-back feature as well as an automatic reset feature that provides for an offering period to be reset to a new lower-priced offering if the offering price of the new offering period is less than that of the current offering period. ESPP purchases are settled with common stock from the ESPP's authorized and available pool of shares.
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
In January 2016, the maximum number of common shares issuable under the ESPP was increased by 497,630 to 1,297,984 in accordance with the evergreen feature of the ESPP. In January 2017, the maximum number of common shares issuable under the ESPP was increased by 503,821 to 1,801,805 in accordance with the evergreen feature of the ESPP. During the three months ended March 31, 2017 and 2016, the Company issued 32,869 shares and 34,608 shares under the ESPP, respectively. Stock compensation expense related to the ESPP was $0.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

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
In January 2016, the number of shares of common stock available for issuance under the Plan was automatically increased in accordance with the evergreen provision by 2,488,153 shares of common stock, for a total number of shares of common stock issuable under the Plan of 13,839,925 shares. In January 2017, the number of shares of common stock available for issuance under the Plan was automatically increased in accordance with the evergreen provision by 2,519,105 shares of common stock, for a total number of shares of common stock issuable under the Plan of 16,359,030 shares.
A summary of the status of the options issued under the Plan as of March 31, 2017, and information with respect to the changes in options outstanding is as follows:

	OUTSTANDING STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Balance at January 1, 2017	9,728,030	$40.03	8.3	$117,247,537
Granted under the Plans	230,260	55.91
Exercised	(619,739)	27.44
Surrendered/Cancelled	(66,250)	57.52
Balance at March 31, 2017	9,272,301	$41.14	8.2	$346,430,339
Exercisable at March 31, 2017	3,777,418	$31.02	7.5	$179,329,456
The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted for the periods presented were as follows:

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Risk-free interest rate	2.03% - 2.24%	1.39% - 2.00%
Expected volatility	69.2% - 71.8%	67.9% - 70.3%
Stock price	$45.95 - $83.89	$39.95 - $61.92
Expected life	6.25 - 10.0 years	6.25 - 10.0 years
Expected dividend yield	0%	0%

For employees and directors, the expected life was calculated based on the simplified method as described by the SEC Staff Accounting Bulletin No. 110, Share-Based Payment. For other service providers, the expected life was calculated using the contractual term of the award. The Company's estimate of expected volatility was based on the average volatilities of a sampling of five companies with similar attributes to the Company, including: industry, stage of life cycle, size and financial leverage for a period matching the expected term assumption and its own historical and implied future volatility. The risk-free interest rate is based on a U.S. Treasury instrument whose term is consistent with the expected life of the stock options. In addition to the assumptions above, the Company estimated expected forfeitures and is recognizing share-based compensation expense for those equity awards expected to vest.
Stock-based compensation for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	THREE MONTHS ENDED MARCH 31,
	2017	2016
Research and development	$12,657	$8,479
General and administrative	11,419	6,385
Total	$24,076	$14,864
The weighted-average grant date fair value per share of options granted under the Plan was $52.50 and $31.15 for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017, total compensation expense not yet recognized related to stock option grants amounted to approximately $213.6 million which will be recognized over a weighted average period of 2.5 years. Additionally, 200,000 options that were early exercised for total proceeds of $0.1 million were unvested, and were recorded as a current liability on the condensed consolidated balance sheets.

The following table summarizes information about stock options outstanding as of March 31, 2017:

	OUTSTANDING			EXERCISABLE
EXERCISE PRICE	TOTAL SHARES	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED- AVERAGE EXERCISE PRICE	TOTAL SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
0.38 - 1.35	1,594,826	6.60	$0.96	1,321,784	$0.92
6.89 - 32.56	1,215,986	7.30	17.82	680,795	17.84
39.95 - 46.09	1,224,357	9.31	44.95	97,183	42.55
47.46 - 50.95	993,759	9.21	49.30	124,125	49.73
51.15 - 53.90	1,106,001	8.04	52.46	472,974	52.54
54.02 - 58.87	937,738	8.92	55.93	194,942	55.78
58.88 - 63.87	1,185,772	8.66	62.57	450,667	62.71
63.89 - 72.45	932,232	8.12	67.49	416,780	67.48
76.05 - 79.62	64,500	7.88	76.86	18,168	76.35
83.89	17,130	9.95	83.89	—	—
	9,272,301	8.20	$41.14	3,777,418	$31.02
The following table summarizes information about RSU activity for the three months ended March 31, 2017:

	OUTSTANDING RESTRICTED STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	WEIGHTED- AVERAGE RECOGNITION PERIOD (YEARS)	AGGREGATE INTRINSIC VALUE
Unvested shares as of January 1, 2017	749,491	$51.38	3.3	$33,607,176
Granted	354,865	80.18
Vested	(46,020)	47.25
Forfeited	(8,625)	74.11
Balance at March 31, 2017	1,049,711	$61.10	3.4	$82,391,816

NOTE 9—INCOME TAXES
As of March 31, 2017, the Company recorded an income tax benefit of $61,000. The Company’s income tax benefit is related to current year income on securities recorded to other comprehensive income under the intraperiod allocation rules in ASC 740-20-45-7. As of March 31, 2017, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions. In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company has cumulative global pretax accounting losses for the years ended 2016, 2015 and 2014, and for the three months ended March 31, 2017. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future, and will adjust the valuation allowance as needed.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three months ended March 31, 2017.

The Company files income tax returns in federal, state, and foreign jurisdictions. The Company is currently subject to examination for all years since its inception.

NOTE 10—RELATED PARTIES

Two River Consulting
On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $75,000 and $75,000 for the three months ended March 31, 2017, and 2016, respectively.
In addition, from time to time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $11,000 and $16,121 for the three months ended March 31, 2017 and 2016, respectively.
As of March 31, 2017 and December 31, 2016, the Company had a payable to TRC of $86,000 and $87,500, respectively. The amounts are recorded as accrued expenses and other current liabilities on the condensed consolidated balance sheets. All balances owed as of December 31, 2016 were paid in full during the first quarter of 2017 and all balances owed as of March 31, 2017 are expected to be paid in full during the second quarter of 2017.
In connection with a 2013 financing, the Company issued to certain designees of Riverbank, a FINRA member broker dealer and a related party controlled by certain officers and/or directors of the Company, which acted as placement agent for the Company, Series A Warrants to purchase 148,146 Series A Preferred Shares, which were converted to warrants that are exercisable for shares of common stock at an exercise price equal to $2.04 as a result of the IPO and the conversion of the then outstanding Series A Preferred Shares into common stock. As of March 31, 2017, 97,683 warrants remain outstanding, which are exercisable until May 2018.

Cell Design Labs
The Company accounts for its equity investments under the cost method of accounting when it does not have the ability to exercise significant influence over the investees. For investments where the Company has the ability to exercise significant influence, the equity method of accounting is used. Significant influence is generally deemed to exist if the Company's ownership interest in the voting stock of the investee ranges between 20% and 50%, although other factors, such as representation on the investee's board of directors or any significant business relationships that may exist with the investee, are also considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, the investment is recorded at cost in the condensed consolidated balance sheets under the other assets caption, and adjusted for dividends received and our share of the investee's earnings or losses, together with other-than-temporary impairments which are recorded in the condensed consolidated statements of operations.

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

Upon making the additional equity investment in June 2016, the Company reassessed its ability to exert influence over Cell Design Labs by quantitatively assessing its overall ownership position in Cell Design Labs and the number of voting seats it had on the Cell Design Labs board of directors, as well as by qualitatively assessing the effect of its research collaboration on the investee. Due to the Company's increased ownership interest, which remains less than 20%, the Company obtaining a seat on Cell Design Labs’ board of directors, and the Company entering into a research collaboration and license agreement with Cell Design Labs, the Company prospectively applied the equity method of accounting to this investment, which is included in the other assets caption within the condensed consolidated balance sheets. The carrying amount of the Company’s investment in Cell Design Labs was $6.1 million as of March 31, 2017. During the three months ended March 31, 2017, the Company expensed $1.5 million related to the research and development activities conducted by Cell Design Labs under the research collaboration and license agreement, of which $0.9 million remains outstanding as of March 31, 2017 and is included in the accrued expenses and other current liabilities caption on the condensed consolidated balance sheets.

During the three months ended March 31, 2017, the Company recognized a $0.5 million expense, to reflect its share of Cell Design Labs’ net loss. This amount was included in general and administrative expense within the condensed consolidated statements of operations.

NOTE 11—COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2017 and December 31, 2016. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

The Company is facing one patent infringement lawsuit as of March 31, 2017. Juno Therapeutics, Inc. (“Juno”) and Memorial Sloan Kettering Cancer and Sloan Kettering Institute for Cancer Research (“MSK”) filed a patent infringement lawsuit against the Company on December 19, 2016 in the U.S. District Court of Appeals for the District of Delaware. Juno and MSK are claiming that KTE-C19, upon commercialization, will infringe an MSK patent licensed by Juno relating to certain CAR compositions of matter. On February 23, 2017, the Company filed a motion to dismiss this lawsuit based upon lack of subject matter jurisdiction. The Company had previously filed a petition with the United States Patent and Trademark Office (“USPTO”) to institute an inter partes review (“IPR”) proceeding requesting a determination that the claims in the MSK patent are unpatentable. On December 16, 2016, the USPTO Patent Trial and Appeal Board declined to revoke the MSK patent. The Company filed a Notice of Appeal to this decision on February 16, 2017. The lawsuit is at the early stages of the legal process and has not progressed sufficiently through discovery and/or development of important factual information and legal issues to enable the Company to estimate a range of possible loss, if any. While it is not possible to accurately predict or determine the eventual outcome of the IPR appeal and the lawsuit, an adverse determination could have a material adverse effect on the Company's condensed consolidated results of operations, financial position or cash flows.

Regardless of outcome, litigation can also have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.
Leases
In May 2013, the Company entered into a lease agreement for a facility to be used for administrative and research and development activities. The lease commenced on June 15, 2013 and has a 10-year initial term expiring on June 15, 2023. The lease also provides for rent abatements and scheduled increases in base rent. The lease also contains options for the Company to extend the lease upon its initial expiration.
In January 2015, the Company entered into a lease agreement for manufacturing and processing of engineered autologous cell therapy, research and development, and office space in Santa Monica, California. The lease has a 10-year term commencing on February 1, 2015. Upon certain conditions, the Company has two options to extend the lease each for an additional five years. The Company is required to remit base rent of $46,906 per month, which will increase at a rate of 3% per year. The lease provided a contribution from the landlord towards leasehold improvements of $0.7 million, which the Company had received as of December 31, 2015.
In February 2015, the Company entered into a lease agreement for a manufacturing facility in El Segundo which is adjacent to Los Angeles International Airport. The lease has a 10-year and seven month term commencing on January 1, 2016. Upon certain conditions, the Company has two options to extend the lease, each for an additional five years. The Company paid $124,183 upon execution of the lease and is required to remit base rent of $124,183 per month, which will increase at a rate of 3% per year and are subject to lease abatement terms. The Company also has an option to expand the lease for additional square footage at the same rent per square foot as the base premises, which option must be exercised prior to July 1, 2017. The lease provided a contribution from the landlord towards leasehold improvements of $2.6 million, which the Company has received as of December 31, 2016.

In June 2015, the Company entered into a sublease agreement for office space in Santa Monica, California. The lease has a term of 26 months commencing on June 22, 2015. The Company is required to remit base rent of $50,389 from July 1, 2016 to the end of the lease term.
In July 2016, the Company entered into a lease agreement for the lease of primarily office space in El Segundo, which is adjacent to the Company’s manufacturing facility. The lease has a nine year and six month term commencing on February 1, 2017. Upon certain conditions, the Company has two options to extend the lease, each for an additional five years. The Company paid $176,400 upon execution of the lease and is required to remit base rent of $176,400 per month, which will increase at a rate of approximately 3% per year, subject to certain lease abatement terms. Pursuant to the lease, the landlord will contribute an aggregate of $4.2 million toward the tenant improvements for the leased space.
On November 4, 2016, the Company entered into a lease agreement for primarily office space in Santa Monica to serve as the Company's future headquarters, with a lease term of fifteen years. Subject to lease commencement and certain lease abatement terms, the Company is required to remit base rent of $876,205 per month, which will increase at a rate of approximately 3% per year for the first ten years and then 3.5% per year during years eleven through fifteen. The Company posted a customary letter of credit in the amount of $5.5 million as a security deposit, which was secured by government securities with a value of $7.0 million. The customary letter of credit amount increased by $5.5 million in January 2017, which was secured by additional government securities with a value of $7.2 million. The amount of the letter of credit may be subject to reductions during the term of the lease beginning in the fourth year of the lease term. Pursuant to the lease, the landlord will contribute an aggregate of $17.5 million toward the tenant improvements for the leased space.
Rent expense charged to operations was $5.2 million and $1.0 million for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017 the Company has incurred expenses eligible for tenant improvement allowances from its landlords of $3.4 million and received the same amount from its landlords. These landlord incentives are recorded as deferred rent, and are recognized as reductions to rent expense over the term of the respective leases. The Company has recorded corresponding other current deferred rent liabilities and other non-current deferred rent liabilities related to these tenant improvement allowances within the condensed consolidated balance sheets and recognized a reduction in rent expense of $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively as a result of the tenant improvement allowances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q, or Quarterly Report, and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2016, or Annual Report, which has been filed with the Securities and Exchange Commission, or SEC. Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” “our” and "Kite" refer to Kite Pharma, Inc. and its subsidiaries.
Forward-Looking Statements
The information in this discussion contains forward-looking statements and information within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements that we make. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those in the forward-looking statements, including, without limitation, the risks set forth in Part II, Item 1A, “Risk Factors” in this Quarterly Report and in our other filings with the SEC. The forward-looking statements are applicable only as of the date on which they are made, and we do not assume any obligation to update any forward-looking statements.
OVERVIEW

We are a clinical-stage biopharmaceutical company focused on the development and commercialization of novel cancer immunotherapy products designed to harness the power of a patient’s own immune system to target and kill cancer cells. We do this using our engineered autologous cell therapy, which we believe is a transformational approach to the treatment of cancer. Our therapy involves the genetic engineering of T cells to express either chimeric antigen receptors, or CARs, or T cell receptors, or TCRs. These modified T cells are designed to recognize and attack cancer cells.

Our lead product candidate, KTE-C19, is a CAR-based therapy that targets the CD19 antigen, a protein expressed on the cell surface of B-cell lymphomas and leukemias. The United States Adopted Name for KTE-C19 is axicabtagene ciloleucel. Since the second half of 2015, we have been conducting a Phase 2 clinical trial (ZUMA-1) of axicabtagene ciloleucel in patients with relapsed or refractory aggressive diffuse large B cell lymphoma, or DLBCL, primary mediastinal B cell lymphoma, or PMBCL, or transformed follicular lymphoma, or TFL. DLBCL, PMBCL and TFL are types of aggressive non-Hodgkin lymphoma, or NHL. Based on the results from the primary analysis of ZUMA-1, we completed our submission of a Biologics License Application, or BLA, in March 2017 to the U.S. Food and Drug Administration, or FDA, for the approval of axicabtagene ciloleucel for the treatment of patients with relapsed or refractory aggressive B-cell NHL, who are ineligible for autologous stem cell transplant, or ASCT. We plan to commercially launch axicabtagene ciloleucel in 2017, if approved.

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

Recent Developments

2017 American Association for Cancer Research Annual Meeting

In April 2017 at the American Association for Cancer Research, or AACR, Annual Meeting, we announced positive data from the primary analysis of ZUMA-1 for axicabtagene ciloleucel. The study met the primary endpoint of objective response rate, or ORR, recorded after a single infusion of axicabtagene ciloleucel, with 82% (p < 0.0001).

ZUMA-1 enrolled patients with aggressive NHL into two cohorts. The first cohort included patients with DLBCL, and the second cohort included patients with TFL and PMBCL. The two cohorts included 111 enrolled patients of whom 101 were successfully treated with axicabtagene ciloleucel. ZUMA-1 patients were heavily pretreated and generally representative of those in the SCHOLAR-1 pooled analysis of refractory aggressive NHL. The key ZUMA-1 patient characteristics are below:

•	Stage III/IV disease (85%);

•	Refractory to chemotherapy, no prior ASCT (79%);

•	Relapsed within 12 months of ASCT (21%);

•	Received three or more lines of prior therapy (69%); and

•	Refractory to two consecutive lines of prior therapy (54%).

The following table shows response data from the two cohorts of ZUMA-1 including the month six ORR and complete response, or CR, as well as ongoing response rates at the primary analysis data cut-off.

	DLBCL (n=77)		TFL/PMBCL (n=24)		Combined (n=101)
	ORR (%)	CR (%)	ORR (%)	CR (%)	ORR (%)	CR (%)
Response	82	49	83	71	82	54
Month 6	36	31	54	50	41	36
Ongoing	36	31	67	63	44	39

ORR was generally consistent in key subgroups. ORR in patients who are refractory to second or greater line of therapy was 83% and 76% in patients who relapsed within 12 month of ASCT.

With a median follow-up of 8.7 months, the median overall survival, or OS, has not yet been reached. The median duration of response was 8.2 months and has not yet been reached for patients with a CR. In the SCHOLAR-1 pooled analysis, the median OS was estimated to be 6.6 months with only 8% achieving CR with currently available therapies.

As previously reported, the most common grade 3 or higher adverse events included anemia (43%), neutropenia (39%), decreased neutrophil count (32%), febrile neutropenia (31%), decreased white blood cell count (29%), thrombocytopenia (24%), encephalopathy (21%) and decreased lymphocyte count (20%). Grade 3 or higher cytokine release syndrome, or CRS, was observed in 13% of patients and neurologic events were observed in 28% of patients. There were three deaths reported in the primary analysis not due to disease progression. Two events, one hemophagocytic lymphohistiocytosis and one cardiac arrest in the setting of CRS, were deemed related to axicabtagene ciloleucel. The third case, a pulmonary embolism, was deemed unrelated.

Axicabtagene ciloleucel was successfully manufactured from heavily pretreated patients with a broad range of baseline T cell numbers. Of the enrolled patients in the two cohorts of ZUMA-1, axicabtagene ciloleucel was successfully manufactured 99% of the time from a single apheresis. Objective responses were observed across a wide range of product CD4:CD8 ratios and were associated with higher levels of anti-CD19 CAR T cells in the blood. Immune signatures of CRS and neurological events were identified.

We also presented new data at AACR from preclinical studies related to KITE-585, a fully human anti-B cell maturation antigen, or BCMA, CAR-based product candidate. We plan to file an IND in the third quarter of 2017 and initiate a Phase 1 clinical trial by the end of 2017 of KITE-585 for the treatment of multiple myeloma.

Additional ZUMA Clinical Trials

In September 2016, we initiated a safety expansion cohort to evaluate an adverse event mitigation strategy by using levetiracetam, an anticonvulsant, and tocilizumab, an IL-6 receptor inhibitor, prophylactically. In April 2017, we completed the enrollment in the U.S. portion of this cohort and treated 30 patients in total as planned.  We expect to treat additional patients in Europe in this cohort.  Of the 30 patients treated, two patients experienced grade 3 CRS.  One of these patients also experienced multi-organ failure, and a neurologic event that subsequently progressed to a fatal grade 5 cerebral edema that was deemed related to axicabtagene ciloleucel.  This patient had shown inadequate responses to both first and second line therapies and had rapidly progressive and symptomatic disease at the time of treatment with axicabtagene ciloleucel.  This was the first grade 5 cerebral edema event that has occurred in approximately 200 patients who have been treated in the ZUMA clinical trials.

In May 2017, we initiated ZUMA-5, a Phase 2 clinical trial in patients with relapsed or refractory indolent NHL, or iNHL, and ZUMA-9, our expanded access study to provide axicabtagene ciloleucel to appropriate patients with relapsed or refractory aggressive B-cell NHL, who are ineligible for ASCT. We expect to enroll approximately 50 patients with relapsed or refractory iNHL in ZUMA-5 with the primary endpoint of ORR.

Establishment of Fosun Kite Biotechnology

On April 10, 2017, Fosun Kite Biotechnology Co., Ltd., or Fosun Kite Biotechnology, our joint venture company with Fosun Pharmaceutical Industrial Development Co., Ltd., was officially registered and obtained its business license in China. Fosun Kite Biotechnology plans to develop, manufacture and commercialize axicabtagene ciloleucel in the mainland of the People’s Republic of China, the Hong Kong Special Administration Region and the Macau Special Administration Region.

OUR RESEARCH AND DEVELOPMENT AND LICENSE AGREEMENTS
We have three CRADAs through which we are funding the research and development of product candidates utilizing CARs and TCRs for the treatment of advanced solid and hematological malignancies.
Under the CRADAs, we have an exclusive option to negotiate commercial licenses from the NIH to intellectual property relating to CAR- and TCR-based product candidates developed in the course of the CRADA research plans.  We have entered into multiple license agreements with the NIH and have entered into multiple other license and collaboration agreements with commercial entities. For additional information regarding our significant collaborations and license agreements, see Note 6 to our financial statements appearing elsewhere in this Quarterly Report.
COMPONENTS OF OPERATING RESULTS
Revenues
As of March 31, 2017, our revenue has been exclusively generated from our collaboration and license agreements with Amgen, Inc., or Amgen, Daiichi Sankyo Company, Limited, or Daiichi, and Leukemia & Lymphoma Society, Inc., or LLS. See Notes 3 and 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue and the Amgen research collaboration and license agreement, or the Amgen Agreement, the Daiichi Sankyo collaboration and license agreement, or the DS Agreement, and the LLS research, development and commercialization agreement, or the LLS Agreement.
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
Because our product candidates are still in clinical and preclinical development and the outcome of these efforts is uncertain, we cannot estimate the actual amounts necessary to successfully complete the development and commercialization of product candidates or whether, or when, we may achieve profitability. Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended March 31, 2017 and 2016
The following table sets forth our results of operations for the three months ended March 31, 2017 and 2016:

	THREE MONTHS ENDED MARCH 31,		CHANGE $
	2017	2016
	(unaudited, in thousands)
Revenues	$9,836	$5,127	$4,709
Operating expenses:
Research and development	65,906	34,414	31,492
General and administrative	35,842	16,683	19,159
Total operating expenses	101,748	51,097	50,651
Loss from operations	(91,912)	(45,970)	(45,942)
Other income (expense):
Interest income	1,028	816	212
Interest expense	(4)	—	(4)
Other income (expense), net	428	29	399
Total other income (expense), net	1,452	845	607
Loss before income taxes	(90,460)	(45,125)	(45,335)
Benefit from income taxes	61	1,209	(1,148)
Net loss	$(90,399)	$(43,916)	$(46,483)
Revenue
Revenue was $9.8 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively. The increase in revenue during this period of $4.7 million was due to $4.2 million of revenue recognized under the Daiichi Agreement and $0.5 million of increased revenue recognized under the Amgen Agreement.
Research and Development Expenses
Research and development expenses were $65.9 million and $34.4 million for the three months ended March 31, 2017 and 2016, respectively. The increase in research and development expenses during this period of $31.5 million was primarily due to:

•
$12.6 million in costs from an increase in headcount and related costs for our research and development personnel, including increased stock based compensation expense of $4.2 million, to support increased clinical trial activities, including clinical manufacturing, and activities related to preparing for commercial manufacturing;

•	$10.0 million in costs related to research and clinical development activities, including from our clinical trials and licensing and collaborations, including a $3.1 million milestone payment to LLS;

•	$5.5 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses; and

•	$3.4 million in costs related to expanded clinical manufacturing activities and preparation for commercial manufacturing.
General and Administrative Expenses
General and administrative expenses were $35.8 million and $16.7 million for the three months ended March 31, 2017 and 2016, respectively. The increase in general and administrative expenses during this period of $19.2 million was primarily due to:

•
$10.0 million in costs resulting from increased headcount and personnel related costs, including increased stock based compensation expense of $5.0 million, to support our growing business and for preparation of commercial launch; and

•	$9.2 million of expense related to increased pre-commercial activities and higher consulting and other costs to support our growing business.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2017, we had $565.2 million in cash and cash equivalents, and $238.9 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
We have funded our operations principally from the sale of common stock, and through our licensing and collaborations.  In 2015, we received an upfront payment of $60.0 million from Amgen, and raised approximately $300.7 million in net proceeds from our follow-on offering of common shares. We received an upfront payment of $50.0 million from Daiichi Sankyo in January 2017, and raised an additional $399.7 million in net proceeds from our follow-on offering of common shares, after deducting fees, commissions, and other expenses related to the offering in March 2017.
We have incurred losses since our inception in 2009 and, as of March 31, 2017, we had an accumulated deficit of $517.1 million. Our product candidates may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, costs relating to preparing for the potential commercial launch of KTE-C19, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.
Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	THREE MONTHS ENDED MARCH 31,
	2017	2016
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(17,807)	$(29,168)
Investing activities	51,181	(165,006)
Financing activities	417,185	915
Effect of exchange rate changes on cash	33	17
Net change in cash and cash equivalents	$450,592	$(193,242)
Operating Activities
Net cash used in operating activities was $17.8 million during the three months ended March 31, 2017 as compared to $29.2 million in cash used in operating activities during the three months ended March 31, 2016. The decrease in net cash used in operating activities of $11.4 million between the three months ended March 31, 2017 and 2016 was primarily the result of cash received from Daiichi as an upfront payment related to the DS Agreement in the three months ended March 31, 2017, partially offset by increased operating expenses due to additional headcount, facilities related costs, and other research and development and clinical activities during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Investing Activities
Net cash provided by investing activities was $51.2 million during the three months ended March 31, 2017 as compared to $165.0 million of cash used by investing activities during the three months ended March 31, 2016. The net increase in cash provided by investing activities of $216.2 million between the three months ended March 31, 2017 and 2016 was primarily the result of the transactional activity related to our marketable securities portfolio, partially offset by capital expenditures related to our clinical and commercial manufacturing facilities.
Financing Activities
Net cash provided by financing activities was $417.2 million during the three months ended March 31, 2017 as compared to $0.9 million in cash provided by financing activities during the three months ended March 31, 2016. The increase in cash provided by financing activities of $416.3 million between the three months ended March 31, 2017 and 2016 was primarily the result of the $399.9 million in net proceeds received from our follow-on offering and higher proceeds from exercise of stock options during the three months ended March 31, 2017.
Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk
Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of March 31, 2017, we had $565.2 million in cash and cash equivalents, and $238.9 million in marketable securities. Our cash equivalents and marketable securities are comprised of certificates of deposit, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points, or one percentage point, from levels at March 31, 2017, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $2.4 million.

Inflation Risk
Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2017 and 2016, respectively.

Foreign Currency Exchange Risk
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions and future potential milestones, including potential contingent consideration payments pursuant to the terms of our TCF acquisition, that are denominated in Euros, and we therefore are subject to foreign exchange risk. Additionally, our subsidiary Kite Pharma EU operates with the Euro as its functional currency. The fluctuation in the value of the U.S. dollar against the Euro affects the reported amounts of revenues, expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase. We currently do not participate in any foreign currency hedging activities.  Our other income (expense) is also impacted by the re-measurement of our U.S. Dollar denominated intercompany loans and by any cash held by our overseas subsidiaries in a currency other than its functional currency. An immediate 10% adverse change in foreign exchange rates would result in a foreign currency loss of approximately $4.0 million. Future changes in the U.S. dollar and Euro exchange rate may result in future recognition of exchange rate losses or higher than expected operating expenses as we fund the operations of our subsidiary.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2017, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain of the legal proceedings in which we are involved are discussed in Note 11 to our financial statements appearing elsewhere in this Quarterly Report and hereby incorporated by reference.

Item 1A.  Risk Factors
An investment in shares of our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to purchase, hold or sell shares of our common stock. The occurrence of any of the following risks could harm our business, financial condition, results of operations and growth prospects or cause our actual results to differ materially from those contained in forward-looking statements we have made in this report and those we may make from time to time. You should consider all of the risk factors described when evaluating our business. The risk factors set forth below that are marked with an asterisk (*) contain changes to the similarly titled risk factors included in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, or Annual Report, which has been filed with the Securities and Exchange Commission, or SEC.
Risks Related to Our Business and Industry
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2016 and 2015, we reported a net loss of $267.1 million and $101.7 million, respectively. For the three months ended March 31, 2017 and 2016, we reported a net loss of $90.4 million and $43.9 million, respectively. As of March 31, 2017, we had an accumulated deficit of $517.1 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we plan for the potential commercial launch of our lead product candidate, KTE-C19, and as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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
Our therapy involves (1) harvesting T cells from the patient’s blood, (2) engineering T cells to express cancer-specific receptors, (3) increasing the number of engineered T cells and (4) infusing the functional cancer-specific T cells back into the patient. Advancing this novel and personalized therapy creates significant challenges for us, including:

•
educating medical personnel regarding the potential side effect profile of our therapy, such as the potential adverse side effects related to cytokine release syndrome, or CRS, neurotoxicity and B-cell aplasia;

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

Our business is highly dependent on the success of KTE-C19, our lead product candidate. If we are unable to obtain approval for KTE-C19 and effectively commercialize KTE-C19 for the treatment of patients in its approved indications, our business would be significantly harmed.*

Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, KTE-C19. We completed a Biologics License Application, or BLA, submission to the FDA in March 2017 for the approval of KTE-C19 as a treatment for patients with relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL, who are ineligible for autologous stem cell transplant, or ASCT. If the FDA does not accept or approve our BLA submission, our business would be significantly harmed.

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

•
if the FDA does not accept our request for regular approval, but provides accelerated approval, pre-approval of promotional materials would be required, which could adversely impact how we market and sell KTE-C19;

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

In the ZUMA clinical trials, the most common grade 3 or higher adverse events resulted from CRS and neurologic events, and have also included anemia, neutropenia, decreased neutrophil count, febrile neutropenia, decreased white blood cell count, thrombocytopenia, encephalopathy and decreased lymphocyte count. As reported, patients have experienced grade 5 adverse events related to KTE-C19 and future patients may also experience grade 5 adverse events. These adverse events may include, among others, hemophagocytic lymphohistiocytosis, cardiac arrest, severe CRS, and cerebral edema. As we treat a larger number of patients with KTE-C19 in the ZUMA clinical trials, and, if approved, commercially, new less common side effects may also emerge.
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
Specifically, engineered T cells faces significant competition in both the CAR and TCR technology space from multiple companies. Even if we obtain regulatory approval of our product candidates, the availability and price of our competitors’ products could limit the demand and the price we are able to charge for our product candidates. We may not be able to implement our business plan if the acceptance of our product candidates is inhibited by price competition or the reluctance of physicians to switch from existing methods of treatment to our product candidates, or if physicians switch to other new drug or biologic products or choose to reserve our product candidates for use in limited circumstances. For additional information regarding our competition, see "Item 1. Business-Competition" in our Annual Report.
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

We may not realize the benefits of acquisitions or other strategic transactions.*
We acquired T-Cell Factory B.V., or TCF, on March 17, 2015 and renamed the acquired company Kite Pharma EU B.V. On January 10, 2017, KP EU C.V., our wholly owned indirect subsidiary, entered into a cooperative joint venture agreement with Fosun Pharma for the purpose of developing, manufacturing and commercializing KTE-C19 in the mainland of the People’s Republic of China, the Hong Kong Special Administration Region and the Macau Special Administration Region. On January 5, 2017, Kite Pharma EU B.V. entered into a Collaboration and License Agreement with Daiichi Sankyo Company, Limited, or Daiichi Sankyo, pursuant to which we have granted to Daiichi Sankyo an exclusive license to develop and commercialize KTE-C19 in Japan.
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
In addition, any payments due to us from our joint venture with Fosun Pharma may be restricted due to governmental or other regulatory controls. We may also face difficulties or be unable to successfully transfer our manufacturing process to China and Japan, which would prevent any development or commercialization of KTE-C19 in China and Japan.
Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses or write-offs of goodwill, any of which could harm our financial condition.
If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates.*
Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to continue the clinical development of our product candidates, including KTE-C19. If approved, we may require significant additional amounts in order to launch and commercialize our product candidates.
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
At March 31, 2017, we had approximately $565.2 million of cash and cash equivalents and $238.9 million of marketable securities. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since March 31, 2017, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*
A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, including with respect to chain of identity and chain of custody of the product. In March 2017, we completed our submission of the BLA for the approval of KTE-C19 as a treatment for patients with relapsed or refractory aggressive B-cell NHL, who are ineligible for ASCT. However, our BLA may be incomplete or the FDA may require additional information.
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
The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.*

While we believe the primary analysis supports our BLA submission for approval of KTE-C19, the FDA may disagree or the FDA could require longer-term follow-up results, additional data from our clinical trial or additional information relating to GMP or GCP compliance and chain of identity and chain of custody that could delay or prevent FDA’s filing or approval of our first BLA submission. FDA refusal to file our BLA would delay resubmission and harm our business. Even if filed by the FDA, the FDA may issue a complete response letter on the basis that the benefits of KTE-C19 do not outweigh its risks, or if there are data integrity or GMP or GCP compliance concerns. The FDA may also convene a public advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. If an advisory committee were to recommend against the approval of our BLA, we may not be able to succeed in securing approval for KTE-C19. The FDA is not bound by the recommendation of an advisory committee.
In addition, the general approach for FDA approval of a new biologic or drug is dispositive data from two well-controlled, Phase 3 clinical studies of the relevant biologic or drug in the relevant patient population. Phase 3 clinical studies typically involve hundreds of patients, have significant costs and take years to complete. We believe our approval strategy is warranted given the limited alternatives for patients with aggressive NHL, but the FDA may ultimately require a Phase 3 clinical trial prior to approval, particularly since our product candidates represent a novel and personalized treatment.  In addition, the standard of care may change with the approval of new products in the same indications that we are studying. This may result in the FDA or other regulatory agencies requesting additional studies to show that our product candidate is superior to the new products.
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
The FDA may also approve an indication that is narrower than the indication we are seeking, such as limiting to the indication studied in ZUMA-1, or grant accelerated approval if the FDA believes our results do not support regular approval, which may require us to conduct a confirmatory study to verify the predicted clinical benefit and additional safety studies. The results from the confirmatory study may not support the clinical benefit, which would result in the approval being withdrawn. In addition, accelerated approval would require the pre-approval of promotional materials, which could adversely impact how we market and sell KTE-C19.

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
Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.*
Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and cGCPs for any clinical trials that we conduct post-approval. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability or scope thereof, for example through inter partes review, or IPR, post-grant review or ex parte reexamination before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions, which may result in such patents being cancelled, narrowed, invalidated or held unenforceable. For example, on November 16, 2015, March 18, 2016 and August 5, 2016, one or more anonymous parties filed for ex parte reexaminations of certain patents that we licensed pursuant to our agreement with Cabaret. On December 12, 2016, we achieved a favorable outcome in one of these reexaminations: the USPTO maintained the patent with its expiration date unchanged. However, on March 31, 2017, in another reexamination of one of our CAR-related patents, expiring in 2027, the USPTO issued a non-final “Office Action” wherein the USPTO examiners presented their views and arguments (called “rejections”) on the patentability of the patent claims. If, as a result, one or more of the claims in these patents are ultimately determined to be unpatentable, invalid or unenforceable, our ability to block certain third party CAR products with these patents could be seriously impaired. Even if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. United States patent applications containing or that at any time contained a claim not entitled to a priority date before March 16, 2013 are subject to the “first to file” system implemented by the America Invents Act (2011).
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

Separately, on December 19, 2016, Juno and MSK filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware with respect to the MSK patent. On February 23, 2017, we filed a motion to dismiss this lawsuit based upon lack of subject matter jurisdiction. If we are unsuccessful in our motion to dismiss, we expect the case to proceed. If the motion is successful, MSK may nonetheless bring another lawsuit in the future. Based on the controlling statute, in our defense against the infringement claims we would be precluded, or “estopped” from asserting that the patent at issue is invalid on any ground that we raised or reasonably could have raised during the IPR proceeding. The precise scope of this statutory estoppel is evolving in the courts, and we are not estopped from raising additional invalidity challenges to the patent, as well as defenses in the lawsuit, based on grounds other than those that we raised or reasonably could have raised during the IPR.

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
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include IPR, ex parte re-examination and post grant review in the United States, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, on November 16, 2015, March 18, 2016 and August 5, 2016, one or more anonymous parties filed for ex parte reexaminations of certain patents that we licensed pursuant to our agreement with Cabaret. On December 12, 2016, we achieved a favorable outcome in one of these reexaminations: the USPTO maintained the patent with its expiration date unchanged. However, on March 31, 2017, in another reexamination of one of our CAR-related patents, expiring in 2027, the USPTO issued a non-final “Office Action” wherein the USPTO examiners presented their views and arguments (called “rejections”) on the patentability of the patent claims. Such proceedings could result in ultimate revocation, truncation of term, or amendment to our patents in such a way that they no longer cover our product, or competitor product, candidates. The outcome following legal assertions of unpatentability, invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of unpatentability, invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*
As of May 1, 2017, our executive officers, directors, and 10% stockholders beneficially owned approximately 14% of our voting stock, a significant portion of which is beneficially owned by Arie Belldegrun, our President, Chief Executive Officer and Chairman. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation of the Registrant.

3.2(1)	Amended and Restated Bylaws of the Registrant.

4.1(2)	Form of Common Stock Certificate of the Registrant.

4.2(2)	Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain of its stockholders, dated April 25, 2014.

10.1*	Collaboration and License Agreement, between Daiichi Sankyo Company, Limited and Kite Pharma EU B.V., a wholly owned indirect subsidiary of the Registrant, dated January 5, 2017.

10.2*
Sino-foreign Co-operative Joint Venture Contract, between Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd. and KP EU C.V., a wholly owned indirect subsidiary of the Registrant, dated January 10, 2017.

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
*    Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KITE PHARMA, INC.

May 8, 2017	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer

May 8, 2017	By:	/s/ Paul Jenkinson
Paul Jenkinson
Chief Financial Officer