Form 10-Q
period 2017-06-30
Kite Pharma, Inc.
filed 2017-08-08
CIK 1510580

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of August 4, 2017, there were 57,181,750 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

KITE PHARMA, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
KITE PHARMA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	JUNE 30, 2017 (UNAUDITED)	DECEMBER 31, 2016
ASSETS
Current assets
Cash and cash equivalents	$147,836	$114,561
Marketable securities	633,275	299,861
Prepaid expenses and other current assets	17,169	12,974
Total current assets	798,280	427,396
Restricted cash and investments	16,618	10,669
Property and equipment, net	49,722	44,409
Intangible assets, net	5,358	6,946
Goodwill	26,563	24,452
Other assets	10,572	10,432
Total assets	$907,113	$524,304
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$15,803	$10,660
Accrued expenses and other current liabilities	30,570	29,482
Deferred revenue	42,191	15,000
Total current liabilities	88,564	55,142
Deferred revenue, less current portion	78,354	19,779
Contingent consideration	15,450	14,218
Other non-current liabilities	15,491	7,195
Total liabilities	197,859	96,334
COMMITMENTS AND CONTINGENCIES (NOTE 11)
STOCKHOLDERS' EQUITY
Preferred Stock, $0.001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value, 200,000,000 shares authorized, 57,078,307 and 50,083,355 shares issued and outstanding, excluding 0 and 298,758 shares subject to repurchase at June 30, 2017 and December 31, 2016, respectively	57	50
Additional paid-in capital	1,336,444	855,564
Accumulated other comprehensive loss	(297)	(917)
Accumulated deficit	(626,950)	(426,727)
Total stockholders' equity	709,254	427,970
Total liabilities and stockholders' equity	$907,113	$524,304

See accompanying notes.

KITE PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except share and per share amounts)
(Unaudited)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Revenues	$10,052	$4,795	$19,888	$9,922
Operating expenses:
Research and development	70,870	47,356	136,777	81,771
General and administrative	41,101	23,713	76,466	40,395
Total operating expenses	111,971	71,069	213,243	122,166
Loss from operations	(101,919)	(66,274)	(193,355)	(112,244)
Other income (expense):
Interest income	1,766	953	2,794	1,769
Losses from equity method investments	(544)	(28)	(1,022)	(28)
Other income (expense), net	(2,366)	(5)	(1,942)	25
Total other income (expense), net	(1,144)	920	(170)	1,766
Loss before income taxes	(103,063)	(65,354)	(193,525)	(110,478)
Income tax (provision) benefit	(6,759)	1,080	(6,698)	2,289
Net loss	$(109,822)	$(64,274)	$(200,223)	$(108,189)
Net loss per share, basic and diluted	$(1.94)	$(1.31)	$(3.69)	$(2.21)
Weighted-average shares outstanding, basic and diluted	56,662,639	49,156,705	54,264,393	48,876,791
Comprehensive loss:
Net loss	$(109,822)	$(64,274)	$(200,223)	$(108,189)
Foreign currency translation adjustments	685	(438)	815	355
Unrealized gain (loss) on available-for-sale securities, net	(297)	175	(195)	627
Comprehensive loss	$(109,434)	$(64,537)	$(199,603)	$(107,207)

See accompanying notes.

KITE PHARMA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	SIX MONTHS ENDED JUNE 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(200,223)	$(108,189)
Adjustment to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,616	4,527
Stock-based compensation	49,241	34,622
Amortization on marketable securities	712	791
Fair value adjustment of contingent consideration	2	—
Loss (gain) on sale of available for sale securities, net	28	(444)
Losses from equity method investments	1,022	28
Restricted cash	—	(2,122)
Deferred tax valuation allowance	6,698	—
Other	1,927	314
Changes in operating assets and liabilities:
Deferred revenue	76,320	(7,204)
Deferred rent	7,021	(191)
Prepaid expenses and other current assets	(4,169)	5,950
Other assets	(1,147)	1,802
Accounts payable	2,045	(1,396)
Accrued expenses and liabilities	931	5,714
Due to related parties	292	15
Net cash used in operating activities	(52,684)	(65,783)
Cash flows from investing activities:
Purchases of marketable securities	(426,867)	(254,037)
Sales and maturities of marketable securities	86,572	115,181
Purchase of property and equipment	(5,595)	(13,784)
Cash paid for equity investment in Cell Design Labs	—	(6,025)
Net cash used in investing activities	(345,890)	(158,665)
Cash flows from financing activities:
Principal payments on capital lease obligations	(87)	(57)
Proceeds from issuance of common stock, net of issuance costs	399,682	—
Proceeds from employee stock purchase plan	1,776	841
Proceeds from exercise of stock options	30,290	977
Net cash provided by financing activities	431,661	1,761
Effect of exchange rate changes on cash	188	2
Net change in cash and cash equivalents	33,275	(222,685)
Cash and cash equivalents at beginning of period	114,561	392,843
Cash and cash equivalents at end of period	$147,836	$170,158
Supplemental schedule of cash flows information:
Proceeds from employee stock plan received in advance of issuance	$1,587	$765

See accompanying notes.

KITE PHARMA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company’s management, the accompanying condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company at the dates and for the periods indicated. Interim results are not necessarily indicative of results for the full fiscal year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In 2016, the Company identified that the six months ended June 30, 2016 activities related to the Company’s employee stock purchase plan of $0.8 million had been presented in cash flows from operating activities instead of cash flows from financing activities. The Company corrected the previously presented cash flows for these items and in doing so, the condensed consolidated statements of cash flows for the six months ended June 30, 2016 were adjusted to increase the net cash used in operating activities by $0.8 million, and increase the net cash provided from financing activities by $0.8 million. The Company has evaluated the effect of the incorrect presentation, both qualitatively and quantitatively, and concluded that it did not have a material impact on, nor require amendment of, any previously filed annual or quarterly consolidated financial statements.
The Company has not generated any revenue from the sale of products since its inception. The Company has experienced net losses since its inception and has an accumulated deficit of $627.0 million and $426.7 million as of June 30, 2017 and December 31, 2016, respectively. The Company expects to incur losses and have negative net cash flows from operating activities as it prepares for potential commercialization of its lead product candidate, KTE-C19, and as it expands its portfolio and engages in further research and development activities, particularly conducting pre-clinical studies and clinical trials.
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
Restricted Cash and Investments
The Company has amounts that are posted as secured collateral in connection with letters of credit relating to the Company’s leases of its commercial manufacturing and support facilities. These amounts reported as restricted cash totaled $3.7 million and have been included within the restricted cash and investments caption at June 30, 2017 and December 31, 2016.
In November 2016, the Company pledged $7.0 million of government-related debt securities against a $5.5 million letter of credit to secure a lease agreement entered into in November 2016. See Note 11 for further discussion. These investments, net of maturities have been included within the restricted cash and investments caption at June 30, 2017 and December 31, 2016. The letter of credit amount was increased by $5.5 million in January 2017, resulting in an additional $7.2 million of government-related debt securities pledged as collateral. These investments net of maturities have been included within the restricted cash and investments caption at June 30, 2017.
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
Foreign Currencies
The Company operates in multiple currencies through its foreign subsidiaries. In regards to its wholly-owned subsidiary, Kite Pharma EU, the Company has determined that based on the nature of the transactions occurring within this entity, the functional currency of the subsidiary is the Euro, and accordingly, any net assets of Kite Pharma EU, including goodwill and identifiable intangible assets, are translated into U.S. dollars at the rates prevailing as of the balance sheet dates. The operating results of Kite Pharma EU are translated into U.S. dollars using the average exchange rates for the period correlating with those operating results. Any translation impact is included as a component of accumulated other comprehensive loss on the condensed consolidated balance sheets.
Income Taxes
The Company provides for income taxes based on pretax income, if any, and applicable tax rates available in the various jurisdictions in which it operates. Deferred income taxes are recorded for the expected tax consequences of temporary differences between the bases of assets and liabilities for financial reporting purposes and amounts recognized for income tax purposes. A valuation allowance is recorded to reduce the Company's deferred tax assets to the amount of future tax benefit that is more likely than not to be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities based on the technical merits of the position. The tax benefit recognized in the financial statements for a particular tax position is based on the largest benefit that is more likely than not to be realized. The amount of unrecognized tax benefits (UTBs) is adjusted as appropriate for changes in facts and circumstances, such as significant amendments to existing tax law, new regulations or interpretations by the taxing authorities, new information obtained during a tax examination, or resolution of an examination. It is the Company's policy to recognize both accrued interest and penalties, if any, related to UTBs in income tax expense. See Note 9 for further discussion related to income taxes.
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
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following as of June 30, 2017 and December 31, 2016, respectively (in thousands):

	JUNE 30, 2017	DECEMBER 31, 2016
Accrued compensation costs	$14,241	$14,492
Accrued professional and consulting services	4,487	3,632
Accrued research and development costs	2,054	3,215
Accrued clinical expenses	4,513	4,647
Deferred rent, current	1,160	1,163
Accrued related party costs	982	691
Accrued other expenses	3,133	1,642
Total accrued expenses and other current liabilities	$30,570	$29,482
Revenues

As of June 30, 2017, the Company’s revenue has been exclusively generated from its collaboration and license agreements with Amgen, Inc. (“Amgen”), Daiichi Sankyo Company, Limited (“Daiichi”), Fosun Kite Biotechnology Co. Ltd. ("Fosun Kite Biotechnology"), and Leukemia & Lymphoma Society, Inc. (“LLS”). See Note 6 for more information related to the Amgen research collaboration and license agreement (the “Amgen Agreement”), the Daiichi collaboration and license agreement (the “DS Agreement”), Fosun Kite Biotechnology agreement (the "Fosun Kite Agreement") and the LLS research, development and commercialization agreement (the “LLS Agreement”).
Under the Amgen Agreement, the Company received an upfront payment of $60.0 million from Amgen in February 2015. Amgen will fund the research and development costs for all programs with certain limitations through any investigational new drug application (“IND”) filing. Each company will then be responsible for clinical development and commercialization of their respective therapeutic candidates, including all related expenses. The Company will be responsible for the manufacturing and processing of Amgen program product candidates under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen. This responsibility expires after a certain period following the completion of any Phase 2 clinical trials.

The Company applied FASB Accounting Standards Update No. 2009-13, Multiple-Deliverable Revenue Arrangements, in evaluating the appropriate accounting for the upfront payment and research funding under the Amgen Agreement. In accordance with this guidance, the Company concluded that the Amgen Agreement should be accounted for as a single unit of accounting and recognize the Amgen Agreement consideration in the same manner as the final deliverable, which is research services. The $60.0 million upfront payment was recorded as deferred revenue and was initially being recognized over a four year period, or the estimated period of performance for the research service under this agreement. The Company periodically reassesses the performance period and during the quarter ended June 30, 2017, the Company and Amgen reviewed the progress of their development activities and the Company determined the estimated performance period under this agreement had been extended by approximately one and a half years. As a result, the Company has prospectively changed the estimated performance period for the remaining deferred revenue in the second quarter of 2017 to approximately three years. In addition, the Amgen research funding relating to Amgen targets, due as the related services are performed under the Amgen Agreement is recorded as revenue on a time and material basis, with the corresponding cost of revenue recorded as research and development expense in the condensed consolidated statements of operations.

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

During the three months ended June 30, 2017 and 2016, the Company recognized $3.4 million and $4.7 million of revenue under the Amgen Agreement, respectively and recognized $8.9 million and $9.8 million of revenue for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017, the Company had deferred revenue relating to the Amgen Agreement of $31.8 million, of which $6.6 million relates to Kite programs that would be paid back to Amgen in the event that the Kite programs progress to an IND filing.

Under the DS Agreement, the Company received an upfront payment of $50.0 million from Daiichi in January 2017. At the inception of the DS Agreement, the Company’s significant deliverables consisted of an exclusive license to develop and commercialize KTE-C19 in Japan and providing certain technical assistance and technology transfer services related to the manufacturing of the licensed product. The Company concluded that the license is not a separate unit of accounting because Daiichi cannot obtain a benefit from the license rights for their intended purpose without the manufacturing technology transfer. Therefore the $50.0 million upfront payment was initially recorded in deferred revenue and is being recognized ratably as revenue over the related technology transfer services period of approximately two years. Additionally, the Company will be responsible for any clinical manufacturing and supply of the licensed product should clinical trials begin before the end of the technology transfer period.

The DS Agreement also included options for DS to license additional product candidates. The Company has concluded that the options to license any additional product candidates are substantive options, and were not considered deliverables at the inception of the DS Agreement since Daiichi is not contractually obligated to exercise the options. Additionally, as a result of the uncertain outcome of the discovery, research and development activities, the Company is at risk with respect to whether Daiichi will exercise the options to license any additional product candidates. Moreover, the Company has concluded that the options are not priced at a significant and incremental discount. Accordingly, the options to other product candidates are not considered deliverables and the associated option fees are not included in allocable arrangement consideration.

During the three and six months ended June 30, 2017 the Company recognized $5.7 million and $9.8 million of revenue, respectively, under the DS Agreement. As of June 30, 2017, the Company had deferred revenue relating to the DS Agreement of $42.9 million.

Under the Fosun Kite Agreement, the Company received an upfront cash payment of $40.0 million from Fosun Kite Biotechnology in May 2017 and noncash consideration in the form of foreign withholding taxes that Fosun Kite Biotechnology agreed to pay on the Company’s behalf, amounting to approximately $6.7 million. At the inception of the Fosun Kite Agreement, the Company’s significant deliverables consisted of an exclusive license to develop and commercialize KTE-C19 in China, providing certain technical assistance and technology transfer services related to the manufacturing of the licensed product and the equivalent of significant participation in a joint steering committee ("JSC Equivalent") through the Company’s substantive participation in the activities of Fosun Kite Biotechnology based on its participation on the Fosun Kite Biotechnology board of directors. The Company concluded that the license is not a separate unit of accounting because Fosun Kite Biotechnology cannot obtain a benefit from the license rights for their intended purpose without the manufacturing technology transfer and the JSC Equivalent participation. Therefore, the $46.7 million upfront consideration was initially recorded in deferred revenue and is being recognized ratably as revenue over the period of the last deliverable, substantive JSC Equivalent participation, which is initially determined to be approximately four and a half years.

The Fosun Kite Agreement also included options for Fosun Kite Biotechnology to license additional product candidates. The Company has concluded that the options to license any additional product candidates are substantive options, and were not considered deliverables at the inception of the Fosun Kite Agreement since Fosun Kite Biotechnology is not contractually obligated to exercise the options. Additionally, as a result of the uncertain outcome of the discovery, research and development activities, the Company is at risk with respect to whether Fosun Kite Biotechnology will exercise the options to license any additional product candidates. Moreover, the Company has concluded that the options are not priced at a significant and incremental discount. Accordingly, the options to other product candidates are not considered deliverables and the associated option fees are not included in allocable arrangement consideration.

During the three and six months ended June 30, 2017, the Company recognized $0.9 million and $0.9 million of revenue, respectively, under the Fosun Kite Agreement. As of June 30, 2017, the Company had deferred revenue relating to the Fosun Kite Agreement of $45.8 million.

In the future, the Company may be eligible for development, regulatory and commercial milestone payments under the Amgen Agreement, the DS Agreement and the Fosun Kite Agreement. The Company recognizes revenue related to the milestones under these agreements in accordance with the Accounting Standards Codification 605-28, Milestone Method of Revenue Recognition (“ASC 605-28”). At the inception of the arrangement the Company evaluates whether each milestone is substantive and at risk. This evaluation includes an assessment of whether: (i) the consideration is commensurate with either the Company’s performance to achieve the milestone or the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the Company’s performance to achieve the milestone; (ii) the consideration relates solely to past performance; and (iii) the consideration is reasonable relative to all of the deliverables and payment terms within the arrangement. The Company has concluded that all of the development and regulatory milestones pursuant to its collaboration with Amgen are substantive and at risk. Thus, in accordance with ASC 605-28, revenue will be recognized in its entirety upon successful accomplishment of the milestone, assuming all other revenue recognition criteria are met. The Company has concluded that one of the developmental milestones pursuant to the DS Agreement is not considered substantive because the milestone does not meet the criteria above. Accordingly, such milestone would be recognized as revenue over the remaining period of performance obligation, if any, following the achievement of the milestone. Similarly, the Company has concluded that one of the regulatory milestones pursuant to the Fosun Kite Agreement is not considered substantive because the milestone does not meet the criteria above. Accordingly, such milestone would be recognized as revenue over the remaining period of performance obligation, if any, following the achievement of the milestone.

Milestones related to sales-based activities may be triggered upon meeting net sales benchmarks. Under the Amgen Agreement, DS Agreement, and Fosun Kite Agreement the achievement of these commercial milestones is solely dependent on Amgen’s, Daiichi’s and Fosun Kite Biotechnology's performance, and there are no continuing performance obligations from the Company. These commercial milestones would be achieved after the completion of the Company’s performance obligations. Revenue from commercial milestone payments will be accounted for as royalties and recorded as revenue upon achievement of the milestone, assuming all other revenue recognition criteria are met.

During the three months ended June 30, 2017 and 2016, the Company recognized zero and $0.1 million of revenue, respectively, under the LLS Agreement related to research and development activities and clinical milestones achieved, and recognized $0.2 million and $0.2 million of revenue for the six months ended June 30, 2017 and 2016, respectively.
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
Research and Development Expenses
Research and development costs are expensed as incurred. Expenses related to collaborative research and development activities approximate the revenue recognized under these agreements. Research and development costs consist primarily of salaries, benefits, and other staff-related costs including associated stock-based compensation, laboratory supplies, facilities and overhead costs, clinical trial and related clinical manufacturing costs, costs related to manufacturing preparations, fees paid to other entities that conduct certain research and development activities on our behalf and payments made pursuant to license agreements. Clinical trial and other development costs incurred by third parties are expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers. The Company adjusts its accrual as actual costs become known. Where pre-approval contingent milestone payments are due to third parties under research and development arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are achieved.

Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. Stock-based compensation is recognized only for those awards that are ultimately expected to meet the service and performance vesting conditions. Common stock, stock options, restricted stock units (“RSUs”) and warrants or other equity instruments issued to non-employees, including consultants and members of the Company’s Scientific Advisory Board as consideration for goods or services received by the Company, are accounted for based on the fair value of the equity instruments issued unless the fair value of the consideration received can be more reliably measured. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of any awards issued to non-employees is marked to market each period and recorded as expense over the vesting period. The fair value of an RSU equals the closing price of our common stock on the grant date. Proceeds from options exercised by employees prior to vesting pursuant to an early exercise provision, the related shares of which the Company has the option to repurchase prior to the vesting date should employment of the early exercised option holder be terminated, are recognized as a liability until the shares vest.
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
The following table sets forth potentially dilutive securities that were excluded from the calculation of diluted net loss per common share because including them would have had an anti-dilutive effect for the periods ended June 30, 2017 and 2016:

	June 30,
	2017	2016
Warrants to purchase common stock	86,850	148,444
Unvested restricted stock units	1,624,269	401,286
Unvested early exercise options	—	595,032
Options to purchase common stock	8,955,057	8,366,140
Total	10,666,176	9,510,902
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
The following table summarizes the calculation of unaudited basic and diluted net loss per common share for the periods presented (in thousands, except share and per share amounts):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(109,822)	$(64,274)	$(200,223)	$(108,189)
Denominator:
Weighted-average common shares outstanding	56,754,946	50,046,668	54,434,257	49,959,382
Less: weighted-average unvested common shares subject to repurchase	(92,307)	(889,963)	(169,864)	(1,082,591)
Weighted-average shares used to compute net loss per share, basic and diluted	56,662,639	49,156,705	54,264,393	48,876,791
Net loss per common share, basic and diluted	$(1.94)	$(1.31)	$(3.69)	$(2.21)
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue From Contracts With Customers (Topic 606), amended by ASU 2015-14 which supersedes most current revenue recognition guidance, including industry-specific guidance. The new standard provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP, including identifying performance obligations in a contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. The guidance becomes effective on January 1, 2018 and early adoption is permitted. The Company expects to adopt ASU 2014-09 in the first quarter of 2018 and is currently determining the transition method it will adopt.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments - Equity Method and Joint Ventures (Topic 323). The new standard no longer requires that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an adjustment must be made to the investment, results of operations and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The Company elected to early adopt the new standard during the quarter ended June 30, 2016 and the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718), to simplify various aspects of the accounting for share-based payments, which provides that all of the tax effects related to share-based payments are recorded as part of the provision for income taxes, allows entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction, allows entities to estimate the effect of forfeitures or recognized forfeitures when they occur, amends the presentation of the excess tax benefits from employee share-based payments to be included in cash flows from operating activities instead of cash flows from financing activities as under previous guidance, as well as that the cash paid to taxing authorities arising from the withholding of shares from employees be included in cash flows from financing activities instead of cash flows from operating activities as under previous guidance. This standard became effective for fiscal years beginning after December 15, 2016 and interim periods within those annual periods. Early adoption was permitted, and the Company elected to adopt this standard during the three months ended March 31, 2016. Since the Company has incurred net losses since its inception and maintains a full valuation allowance on its net deferred tax assets, adoption of the new guidance had no significant impact on the Company’s condensed consolidated financial statements or its cash flow presentation for the six months ended June 30, 2017 and 2016, respectively.

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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718) - Scope of Modification Accounting, which amends the scope of modification accounting for share-based payment arrangements. Specifically, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The Company will adopt the standard effective January 1, 2018. The adoption is not expected to have a material effect on the consolidated financial statements.

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
Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of June 30, 2017 is as follows (in thousands):

		Fair Value Measurements Using
	Balance as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash and investments	$16,618	$3,668	$12,950	$—
Money market funds(1)	27,245	27,245	—	—
Commercial paper	20,173	—	20,173	—
Corporate debt securities(2)	217,924	—	217,924	—
Government sponsored entities and U.S. Treasuries	405,113	—	405,113	—
Total assets	$687,073	$30,913	$656,160	$—

Liabilities:
Contingent consideration	$15,450	$—	$—	$15,450

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

(2)	$9.9 million of corporate debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Assets and liabilities measured at fair value on a recurring basis based on Level 1, Level 2, and Level 3 fair value measurement criteria as of December 31, 2016 is as follows (in thousands):

		Fair Value Measurements Using
	Balance as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Restricted cash and investments	$10,669	$3,662	$7,007	$—
Money market funds(1)	82,364	82,364	—	—
Commercial paper	1,500	—	1,500	—
Corporate debt securities	131,061	—	131,061	—
Government sponsored entities and U.S. Treasuries	167,300	—	167,300	—
Total	$392,894	$86,026	$306,868	$—
Liabilities:
Contingent consideration	$14,218	$—	$—	$14,218

(1)	Included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Amounts in the tables above exclude bank account cash of  $110.7 million and $32.2 million as of June 30, 2017 and December 31, 2016, respectively.
The Company’s investments in money market funds are valued based on publicly available quoted market prices for identical securities as of June 30, 2017 and December 31, 2016. The Company determines the fair value of corporate bonds and other government-sponsored enterprise related securities with the aid of valuations provided by third parties using proprietary valuation models and analytical tools. These valuation models and analytical tools use market pricing or prices for similar instruments that are both objective and publicly available, including matrix pricing or reported trades, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids and/or offers.

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
The carrying value of contingent consideration, which is denominated in euros, is affected by fluctuations in currency exchange rates and changes in fair value as described above. During the three and six months ended June 30, 2017, the Company recorded $0.1 million and $2,000, respectively, in general and administrative expense related to the change in the fair value of the contingent consideration. During the three and six months ended June 30, 2016, the Company recorded $0.2 million and $0.3 million, respectively, related to the change in the fair value of the contingent consideration, which was based on the passage of time, as interest expense. This amount has been reclassified to general and administrative expense to conform to the current year presentation.

Investments classified as available-for-sale at June 30, 2017 consisted of the following (in thousands):

	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	1 year or less	$20,173	$—	$—	$20,173
Corporate debt securities(1)	1 year or less	$163,467	$54	$(124)	$163,397
Corporate debt securities	1-2 years	52,721	—	(206)	52,515
Corporate debt securities	More than 2 years	2,030	—	(18)	2,012
Government sponsored entities and U.S. Treasuries	1 year or less	211,842	—	(160)	211,682
Government sponsored entities and U.S. Treasuries	1-2 years	182,917	—	(409)	182,508
Government sponsored entities and U.S. Treasuries	More than 2 years	10,991	—	(68)	10,923
Total available-for-sale securities		$644,141	$54	$(985)	$643,210

(1)	$9.9 million of corporate debt securities had an original maturity of less than 90 days, and were included within cash and cash equivalents on the Company’s condensed consolidated balance sheets.

Investments classified as available-for-sale at December 31, 2016 consisted of the following (in thousands):

	Maturity (in years)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Estimated Fair Value
Marketable Securities:
Commercial paper	1 year or less	$1,500	$—	$—	$1,500
Corporate debt securities	1 year or less	69,511	8	(57)	69,462
Corporate debt securities	1-2 years	40,241	28	(124)	40,145
Corporate debt securities	More than 2 years	21,744	—	(290)	21,454
Government sponsored entities and U.S. Treasuries	1 year or less	66,552	3	(17)	66,538
Government sponsored entities and U.S. Treasuries	1-2 years	61,973	5	(122)	61,856
Government sponsored entities and U.S. Treasuries	More than 2 years	39,110	—	(204)	38,906
Total available-for-sale securities		$300,631	$44	$(814)	$299,861

The Company has classified all of its available-for-sale investment securities, including those with maturities beyond one year, as current assets on the accompanying condensed consolidated balance sheets based on the highly liquid nature of these investment securities and because these investment securities are considered available for use in current operations.

The Company recognizes realized gains or losses on sales of available-for-sale securities as other income (expense), net. Unrealized gains and losses on available for-sale securities are included as a component of comprehensive loss. At June 30, 2017, the aggregate fair value of securities held by the Company in an unrealized loss position was $575.2 million, which consisted of 195 securities. Of these securities, one security has been in an unrealized loss position for more than twelve months, but has an unrealized loss of approximately $8,000. At December 31, 2016, the aggregate fair value of securities held by the Company in an unrealized loss position was $229.9 million, which consisted of 118 securities. Of these securities, two securities had been in an unrealized loss position for more than twelve months, but have an aggregate unrealized loss of less than $2,000.
The Company reviews its available-for-sale securities for other-than-temporary declines in fair value below its cost basis each quarter and whenever events or changes in circumstances indicate that the cost basis of an asset may not be recoverable. This evaluation is based on a number of factors include the length of time and extent to which fair value has been less than the cost basis and adverse conditions related specifically to the security, and the intent to sell, or whether the Company will more likely than not be required to sell, the security before recovery of its amortized cost basis. The Company’s assessment of whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security. At June 30, 2017, the Company believes its cost basis for its available-for-sale investments were recoverable in all material aspects.

NOTE 5—PROPERTY AND EQUIPMENT
Property and equipment, consists of the following as of June 30, 2017 and December 31, 2016 (in thousands):

	JUNE 30, 2017	DECEMBER 31, 2016
Laboratory equipment	$20,038	$19,000
Computer equipment and software	6,672	5,380
Office equipment and furniture	3,683	2,747
Leasehold improvements	29,582	25,140
Construction in progress	2,243	135
	62,218	52,402
Less: accumulated depreciation and amortization	(12,496)	(7,993)
Property and equipment, net	$49,722	$44,409
Depreciation and amortization expense was $2.4 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively, and was $4.5 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.
Amortization related to assets under capital leases were included in the depreciation and amortization expense noted above. The net book value of assets under capital leases at June 30, 2017 and December 31, 2016 was $0.2 million and $0.2 million, respectively, net of accumulated depreciation of $0.3 million and $0.3 million, respectively.

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
The CRADA had a five-year term commencing August 31, 2012 and expiring on August 30, 2017. On February 24, 2015, the Company amended the CRADA by expanding the research plan to include (1) the research and development of the next generation of TCR-based product candidates that are engineered to recognize neo-antigens, which are specific to the unique genetic profile of a patient’s own tumor, (2) the optimization of new methods to manufacture this next generation of TCR-based product candidates and (3) the advancement of CAR-based product candidates for the treatment of clear cell renal cell carcinoma and TCR-based product candidates for the treatment of certain epithelial tumors such as lung and colorectal cancer. To support the additional research activities under the amended CRADA, beginning in the first quarter of 2015, the Company’s quarterly payments to the NCI increased from $250,000 to $750,000. Total expenses recognized under the CRADA were $0.8 million and $0.8 million for the three months ended June 30, 2017 and 2016, respectively, and were $1.5 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.
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
Due to the receipt of the $60.0 million upfront license payment from Amgen in connection with the Amgen Agreement, in April 2015 the Company paid $13.8 million to Cabaret as a sublicense fee, which includes $1.8 million of applicable taxes paid on Cabaret’s behalf as required under the Cabaret License. As of June 30, 2017, a $1.9 million deferred asset was recorded under the other current assets caption on the condensed consolidated balance sheets, and a $3.9 million non-current deferred asset was recorded under the other assets caption of the condensed consolidated balance sheets. Both of these amounts will be recognized as sublicense fee expense within general and administrative expense on a straight-line basis over the same period as the recognition of the upfront license payment from the Amgen Agreement. For the three months ended June 30, 2017 and 2016, the Company recorded $0.5 million and $0.9 million, respectively, in sublicense fee expense related to the Cabaret license, and $1.3 million and $1.9 million for the six months ended June 30, 2017 and 2016, respectively.

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

The Company will be responsible for the manufacturing and processing of Amgen program product candidates under a separately negotiated supply agreement, should Amgen choose not to transition manufacturing to itself or to a mutually agreed upon designee of Amgen. This responsibility expires after a certain period following the completion of any Phase 2 clinical trials. The Company will be eligible to receive up to a $100.0 million milestone payment upon receipt of the first marketing approval for the first Amgen product from each Amgen program to achieve approval and up to $425.0 million in commercial milestone payments for each Amgen program, based on the Amgen program products meeting certain net sales benchmarks in a calendar year, plus tiered high single to low double digit royalties for sales and the license of the Company’s intellectual property for CAR-based product candidates. Amgen will be eligible to receive a $100.0 million milestone payment upon receipt of the first marketing approval for the first Company product from each Company program to achieve approval and up to $425.0 million in commercial milestone payments for each Company program, based on the Company program products meeting certain net sales benchmarks in a calendar year, plus tiered single digit sales royalties. The Company does not expect any milestones to be achieved or paid until 2022 at the earliest, as all of the collaboration product candidates are currently in the pre-clinical stage.
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

Under the LLS Agreement, the Company is required to make certain regulatory and commercial milestone payments to LLS, up to a maximum aggregate amount of $6.3 million, based on the development progress of KTE-C19, or upon certain other events, including the out-licensing to a third party of the rights to develop or commercialize KTE-C19, or if the Company combines with or is sold to another company. During the three and six months ended June 30, 2017, the Company recognized expense of $0 and $3.1 million, respectively, upon the achievement of a regulatory milestone. Additionally, due to the receipt of the $50.0 million upfront license fee under the DS Agreement, and the $40 million cash upfront license fee under the Fosun Kite Agreement, the Company paid LLS $1.8 million in aggregate sublicense fees, which are being recognized as a sublicense fee expense within general and administrative expense on a straight-line basis over the same period as the recognition of the upfront license payment from the respective agreements.

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

Daiichi Sankyo Collaboration and License Agreement
In January 2017, the Company entered into the DS Agreement pursuant to which the Company has granted to Daiichi an exclusive license to develop, manufacture and commercialize KTE-C19 in Japan. In addition, under the DS Agreement, Daiichi has a certain period of time to exclusively license in Japan, at its option, additional Kite product candidates that proceed to a U.S. IND filing over the next 3 years. In connection with the execution of the DS Agreement, Daiichi made an upfront non-refundable payment to Kite of $50.0 million. Kite will be eligible to receive future payments totaling up to $20.0 million upon the achievement of development milestones and $180.0 million upon the achievement of commercial sales-based milestones relating to KTE-C19 and future royalties. In addition, for each additional product candidate for which Daiichi exercises its option to acquire an exclusive license, the option exercise and milestone payments to the Company could total up to $200.0 million. The Company does not expect any milestones to be achieved or paid until the second half of 2018, at the earliest, as the licensed product is currently in the pre-clinical stage in Japan.
Under the terms of the DS Agreement, the Company will provide technical assistance and technology transfer services related to the licensed product and will be responsible for any clinical manufacturing and supply of the licensed product until the completion of the technical transfer, at which time Daiichi will be responsible for manufacturing and supply of the product, Daiichi will also be responsible for the development, regulatory approval filings, and commercialization activities of the licensed product in Japan.
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
In April 2017, the joint venture company, Fosun Kite Biotechnology was established and obtained its business license in China. In May 2017, Fosun Pharma contributed the RMB equivalent of $60.0 million in cash to the joint venture company and Kite contributed certain exclusive commercial rights set forth in the product and know-how License Agreement, between the Company and Fosun Kite Biotechnology.

In addition, pursuant to the Technology License Agreement, between the Company and Fosun Kite Biotechnology, the Company received a $40.0 million upfront cash payment from Fosun Kite Biotechnology for the contribution of certain intellectual property rights to KTE-C19, and will also be entitled to (a) regulatory and commercial milestone payments of up to $35.0 million and (b) mid-single digit sales royalties, subject to certain conditions. The Company does not expect any milestones to be achieved or paid until the second half of 2021, at the earliest, as the licensed product is currently in the pre-clinical stage in China. The Company and Fosun Pharma each own 50% of Fosun Kite Biotechnology, with 60% of any profits allocated to Fosun Pharma and 40% allocated to the Company.
The term of the JV Agreement is 20 years from the date that the JV Company was established, subject to extension by mutual agreement of the parties. See Notes 3 and 10 for further discussion.

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

In January 2016, the maximum number of common shares issuable under the ESPP was increased by 497,630 to 1,297,984 in accordance with the evergreen feature of the ESPP. In January 2017, the maximum number of common shares issuable under the ESPP was increased by 503,821 to 1,801,805 in accordance with the evergreen feature of the ESPP. Stock compensation expense related to the ESPP was $0.5 million and $0.3 million for the three months ended June 30, 2017 and 2016, respectively, and were $0.8 million and $0.5 million for the six months ended June 30, 2017 and 2016, respectively.
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
In April 2017, the Company issued a broad-based grant of 297,795 performance-based RSUs primarily to employees of the Company. The majority of the performance-based RSUs vest in total upon the date FDA approval is obtained for KTE-C19. For 50,000 of the performance-based RSUs, in addition to the FDA approval vesting condition, there is also a one year service condition post-approval that is required for vesting. For grants subject to performance conditions, the fair value of the grant is fixed at the grant date; however, the amount of compensation expense will only be recognized if it is probable the performance condition will be met. As of June 30, 2017, the Company has not recorded any compensation expense related to the performance-based grants and will only record expense once FDA approval of KTE-C19 is obtained. For the grants with the additional service condition, the expense recorded if the performance condition is met would be recognized ratably over the entire service period with a cumulative catch-up adjustment for the service period prior to approval.
A summary of the status of the options issued under the Plan as of June 30, 2017, and information with respect to the changes in options outstanding is as follows:

	OUTSTANDING STOCK OPTIONS	WEIGHTED- AVERAGE EXERCISE PRICE	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE (YEARS)	AGGREGATE INTRINSIC VALUE
Balance at January 1, 2017	9,728,030	$40.03
Granted under the Plans	416,060	$69.23
Exercised	(1,071,227)	$29.81
Surrendered/Canceled	(117,806)	$55.25
Balance at June 30, 2017	8,955,057	$42.41	7.9	$548,607,191
Exercisable at June 30, 2017	3,992,615	$31.77	7.2	$287,072,864
The fair value of each stock option granted has been determined using the Black-Scholes option pricing model. The material factors incorporated in the Black-Scholes model in estimating the fair value of the options granted to employees for the periods presented were as follows:

	SIX MONTHS ENDED JUNE 30,
	2017	2016
Risk-free interest rate	1.80% - 2.24%	1.28% - 2.00%
Expected volatility	68.6% - 71.8%	67.9% - 72.7%
Stock price	$45.95 - $91.21	$39.95 - $61.92
Expected life	5.27 - 6.25 years	6.25 years
Expected dividend yield	0%	0%

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
Stock-based compensation for the three and six months ended June 30, 2017 and 2016 is as follows (in thousands):

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2017	2016	2017	2016
Research and development	$13,080	$8,472	$25,738	$16,951
General and administrative	12,083	11,286	23,503	17,671
Total	$25,163	$19,758	$49,241	$34,622
The weighted-average grant date fair value per share of options granted under the Plan was $52.69 and $30.53 for the three months ended June 30, 2017 and 2016, respectively, and was $43.26 and $30.96 for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017, total compensation expense for employees not yet recognized related to stock option grants amounted to approximately $217.4 million which will be recognized over a weighted average period of 2.4 years.
The following table summarizes information about stock options outstanding as of June 30, 2017:

	OUTSTANDING			EXERCISABLE
EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE REMAINING CONTRACTUAL LIFE	WEIGHTED- AVERAGE EXERCISE PRICE	SHARES	WEIGHTED- AVERAGE EXERCISE PRICE
0.38 - 1.35	1,472,426	6.34	$0.95	1,336,750	$0.91
6.89 - 32.56	1,100,611	6.85	$17.80	697,319	$17.78
39.95 - 46.09	1,213,335	9.07	$44.99	153,421	$43.42
47.46 - 51.15	1,011,981	8.93	$49.40	217,609	$49.94
51.20 - 53.90	1,012,556	7.78	$52.52	493,115	$52.57
54.02 - 59.23	954,467	8.60	$56.22	258,613	$56.87
60.20 - 63.87	1,061,245	8.07	$63.03	386,088	$63.44
63.89 - 76.05	923,206	7.91	$68.09	446,293	$67.90
79.34 - 83.89	117,130	9.74	$81.76	3,407	$81.25
91.21	88,100	9.97	$91.21	—	$—
TOTAL	8,955,057	7.91	$42.41	3,992,615	$31.77

The following table summarizes information about RSU activity for the six months ended June 30, 2017:

	OUTSTANDING RESTRICTED STOCK UNITS	WEIGHTED- AVERAGE GRANT DATE FAIR VALUE	WEIGHTED- AVERAGE RECOGNITION PERIOD (YEARS)	AGGREGATE INTRINSIC VALUE
Unvested shares as of January 1, 2017	749,491	$51.38
Granted	968,338	$79.41
Vested	(69,565)	$48.24
Forfeited	(23,995)	$74.45
Balance at June 30, 2017	1,624,269	$67.88	2.8	$168,387,967

NOTE 9—INCOME TAXES
For the three and six month periods ended June 30, 2017, the Company recorded an income tax expense of $6.8 million and $6.7 million, respectively. The Company’s income tax expense consists primarily of foreign withholding taxes in China. As discussed further in Note 3, Fosun Kite Biotechnology agreed to pay the withholding taxes on behalf of the Company. Although the withholding taxes paid typically give rise to a future foreign tax credit, the Company continues to maintain a full valuation allowance against deferred tax assets for all jurisdictions.
In evaluating the need for a valuation allowance, the Company considers all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, forecasts of future taxable income, and tax planning strategies. The Company is in a cumulative loss position in all jurisdictions and globally for the years ended 2015 and 2016, and projects losses globally for 2017. The Company will continue to assess the extent to which its deferred tax assets may be realized in the future, and will adjust the valuation allowance as needed.
The Company’s policy is to recognize interest and penalties related to uncertain tax positions in income tax expense.  The Company does not have any interest or penalties related to uncertain tax positions in income tax expense for the three and six months ended June 30, 2017.

The Company files income tax returns in federal, state, and foreign jurisdictions. The Company is currently subject to examination for years 2012 and forward.

NOTE 10—RELATED PARTIES

Two River Consulting
On June 1, 2009, the Company entered into a services agreement with Two River Consulting, LLC (“TRC”) to provide various clinical development, operational, managerial, administrative, accounting and financial services to the Company. The Company’s Chairman of the Board of Directors, CEO and President, a director of the Company, and the Company’s Secretary are each partners of TRC. The costs incurred for these services were $105,000 and $75,000 for the three months ended June 30, 2017, and 2016, respectively, and were $0.2 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively.
In addition, from time to time, some of the Company’s expenses are paid by TRC. The Company reimburses TRC for these expenses and no interest is charged on the outstanding balance. Reimbursable expenses were $13,000 and $19,480 for the three months ended June 30, 2017 and 2016, respectively, and were $26,985 and $35,601 for the six months ended June 30, 2017 and 2016, respectively.
As of June 30, 2017 and December 31, 2016, the Company had a payable to TRC of $118,000 and $87,500, respectively. The amounts are recorded as accrued expenses and other current liabilities on the condensed consolidated balance sheets. All balances owed as of December 31, 2016 were paid in full during the first quarter of 2017 and all balances owed as of June 30, 2017 are expected to be paid in full during the third quarter of 2017.
In connection with a 2013 financing, the Company issued to certain designees of Riverbank, a FINRA member broker dealer and a related party controlled by certain officers and/or directors of the Company, which acted as placement agent for the Company, Series A Warrants to purchase 148,146 Series A Preferred Shares, which were converted to warrants that are exercisable for shares of common stock at an exercise price equal to $2.04 as a result of the IPO and the conversion of the then outstanding Series A Preferred Shares into common stock. As of June 30, 2017, 86,850 warrants remain outstanding, which are exercisable until May 2018.

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

Upon making the additional equity investment in June 2016, the Company reassessed its ability to exert influence over Cell Design Labs by quantitatively assessing its overall ownership position in Cell Design Labs and the number of voting seats it had on the Cell Design Labs board of directors, as well as by qualitatively assessing the effect of its research collaboration on the investee. Due to the Company's increased ownership interest, which remains less than 20%, the Company obtaining a seat on Cell Design Labs’ board of directors, and the Company entering into a research collaboration and license agreement with Cell Design Labs, the Company prospectively applied the equity method of accounting to this investment, which is included in the other assets caption within the condensed consolidated balance sheets. The carrying amount of the Company’s investment in Cell Design Labs was $5.5 million as of June 30, 2017. During the three months ended June 30, 2017 and 2016, the Company expensed $0.9 million and $0.2 million, respectively, related to the research and development activities conducted by Cell Design Labs under the research collaboration and license agreement, and $1.8 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, of which $0.9 million remains payable as of June 30, 2017 and is included in the accrued expenses and other current liabilities caption on the condensed consolidated balance sheets.

To reflect its share of Cell Design Labs’ net loss, the Company recognized $0.5 million and $28,000 in expenses during the three months ended June 30, 2017 and 2016, respectively, and $1.0 million and $28,000 for the six months ended June 30, 2017 and 2016, respectively,

Fosun Kite Biotechnology
In January 2017, the Company entered into an agreement with Fosun Pharma to create a joint venture for the purpose of developing, manufacturing and commercializing KTE-C19 in the China Market. In April 2017, the joint venture company, Fosun Kite Biotechnology was established and obtained its business license in China. In May 2017, upon consummation of the joint venture, the Company and Fosun Pharma each received a 50% equity interest in the entity in exchange for their contributions to the entity. The Company determined that Fosun Kite Biotechnology was considered a variable interest entity and concluded that it is not the primary beneficiary of the variable interest entity as based on the joint control mechanisms in the joint venture agreement the company does not have the power to direct the activities of Fosun Kite Biotechnology that most significantly affects its economic performance. As such, the Company did not consolidate Fosun Kite Biotechnology’s results in the consolidated financial statements. The Company therefore accounts for its interest in Fosun Kite Biotechnology under the equity method.

The carrying amount of the Company’s basis in the joint venture is zero as noncash intellectual property and know-how was contributed by the Company for its interest in the joint venture and such contribution was recorded at carryover basis. As the carrying amount is zero and the Company does not have any obligations to provide further funding to the joint venture or to absorb any future losses, the Company currently does not record any losses related to the joint ventures activities. Furthermore, the Company has determined the hypothetical liquidation at book value (“HLBV”) method would best represent the economics of its share of any income or losses in the future given that there is a disproportionate sharing of gains and losses resulting from the preferential return rights in the benefit of Fosun Pharma on liquidation. This allocation methodology uses a balance sheet approach, which measures the Company’s share of income or loss by calculating the change in the amount of net assets the Company would legally be able to claim based on a hypothetical liquidation of the entity at the beginning and end of a reporting period. See Notes 3 and 6 for further details.

NOTE 11—COMMITMENTS AND CONTINGENCIES
In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2017 and December 31, 2016. The Company does not anticipate recognizing any significant losses relating to these arrangements.

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

Juno Therapeutics, Inc. (“Juno”) and Memorial Sloan Kettering Cancer and Sloan Kettering Institute for Cancer Research (“MSK”) filed a patent infringement lawsuit against the Company on December 19, 2016 in the U.S. District Court of Appeals for the District of Delaware. Juno and MSK claimed that KTE-C19, upon commercialization, will infringe an MSK patent licensed by Juno relating to certain CAR compositions of matter. On February 23, 2017, the Company filed a motion to dismiss this lawsuit based upon lack of subject matter jurisdiction, which the court granted on June 13, 2017. The Company had previously filed a petition with the United States Patent and Trademark Office (“USPTO”) to institute an inter partes review (“IPR”) proceeding requesting a determination that the claims in the MSK patent are unpatentable. On December 16, 2016, the USPTO Patent Trial and Appeal Board declined to revoke the MSK patent. The Company filed a Notice of Appeal to this decision on February 16, 2017. While the patent infringement lawsuit was dismissed, it is not possible to accurately predict or determine the eventual outcome of the IPR appeal and any future patent infringement lawsuit. An adverse determination could have a material adverse effect on the Company's condensed consolidated results of operations, financial position or cash flows.

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
In July 2016, the Company entered into a lease agreement for the lease of primarily office space in El Segundo, which is adjacent to the Company’s manufacturing facility. The lease has a nine year and six month term commencing on February 1, 2017. Upon certain conditions, the Company has two options to extend the lease, each for an additional five years. The Company paid $176,400 upon execution of the lease and is required to remit base rent of $176,400 per month, which will increase at a rate of approximately 3% per year, subject to certain lease abatement terms. Pursuant to the lease, the landlord will contribute an aggregate of $4.4 million, as amended, toward the tenant improvements for the leased space.
On November 4, 2016, the Company entered into a lease agreement for primarily office space in Santa Monica to serve as the Company's future headquarters, with a lease term of fifteen years. Subject to lease commencement and certain lease abatement terms, the Company is required to remit base rent of $876,205 per month, which will increase at a rate of approximately 3% per year for the first ten years and then 3.5% per year during years eleven through fifteen. The Company posted a customary letter of credit in the amount of $5.5 million as a security deposit, which was secured by government securities with a value of $7.0 million. The customary letter of credit amount increased by $5.5 million in January 2017, which was secured by additional government securities with a value of $5.9 million. The amount of the letter of credit may be subject to reductions during the term of the lease beginning in the fourth year of the lease term. Pursuant to the lease, the landlord will contribute an aggregate of $17.5 million toward the tenant improvements for the leased space.
Rent expense charged to operations was $4.9 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, and $10.1 million and $2.0 million for the six months ended June 30, 2017 and 2016, respectively. As of June 30, 2017 the Company has incurred expenses eligible for tenant improvement allowances from its landlords of $4.9 million and received $4.7 million from its landlords. These landlord incentives are recorded as deferred rent, and are recognized as reductions to rent expense over the term of the respective leases. The Company has recorded corresponding other current deferred rent liabilities and other non-current deferred rent liabilities related to these tenant improvement allowances within the condensed consolidated balance sheets and recognized a reduction in rent expense of $0.1 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.2 million and $0.2 million for the six months ended June 30, 2017 and 2016, respectively, as a result of the tenant improvement allowances.

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

Based on the results from the primary analysis of ZUMA-1, we completed our submission of a Biologics License Application, or BLA, in March 2017 to the U.S. Food and Drug Administration, or FDA, for the approval of axicabtagene ciloleucel for the treatment of patients with relapsed or refractory aggressive B-cell NHL, who are ineligible for autologous stem cell transplant. The FDA accepted the BLA for priority review and set a Prescription Drug User Fee Act target action date of November 29, 2017. We plan to commercially launch axicabtagene ciloleucel in 2017, if approved. We recently filed a Marketing Authorization Application to the European Medicines Agency for axicabtagene ciloleucel and plan to commercially launch axicabtagene ciloleucel in the European Union in 2018, if approved.

We are conducting other clinical studies of KTE-C19 for additional hematological indications in both North America and the European Union. We are also advancing other CAR- and TCR-based product candidates, including KITE-718 and KITE-585. KITE-718 is a TCR-based therapy targeting a MAGE A3/A6 antigen for the treatment of advanced MAGE A3/A6 positive cancers including non-small cell lung cancer, or NSCLC, and bladder cancer. We filed an investigational new drug application, or IND, to initiate a Phase 1 clinical trial of KITE-718 at the end of 2016 and opened the clinical trial for patient enrollment in the first half of 2017. KITE-585 is a CAR-based therapy targeting B-cell maturation antigen, or BCMA, for the treatment of relapsed/refractory multiple myeloma. We recently filed an IND to initiate a Phase 1 clinical trial of KITE-585.

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
COMPONENTS OF OPERATING RESULTS
Revenues
As of June 30, 2017 our revenue has been exclusively generated from our collaboration and license agreements with Amgen, Inc., or Amgen, Daiichi Sankyo Company, Limited, or Daiichi, Fosun Kite Biotechnology Co., Ltd., or Fosun Kite Biotechnology, and Leukemia & Lymphoma Society, Inc., or LLS. See Notes 3 and 6 to our financial statements appearing elsewhere in this Quarterly Report for more information related to our recognition of revenue, the Amgen research collaboration and license agreement, or the Amgen Agreement, the Daiichi collaboration and license agreement, or the DS Agreement, Fosun Kite Biotechnology agreement, or the Fosun Kite Agreement, and the LLS research, development and commercialization agreement, or the LLS Agreement.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2017 and 2016
The following table sets forth our results of operations for the three months ended June 30, 2017 and 2016:

	THREE MONTHS ENDED JUNE 30,		CHANGE $
	2017	2016
	(unaudited, in thousands)
Revenues	$10,052	$4,795	$5,257
Operating expenses:
Research and development	70,870	47,356	23,514
General and administrative	41,101	23,713	17,388
Total operating expenses	111,971	71,069	40,902
Loss from operations	(101,919)	(66,274)	(35,645)
Total other income (expense), net	(1,144)	920	(2,064)
Loss before income taxes	(103,063)	(65,354)	(37,709)
Income tax (provision) benefit	(6,759)	1,080	(7,839)
Net loss	$(109,822)	$(64,274)	$(45,548)
Revenue
Revenue was $10.1 million and $4.8 million for the three months ended June 30, 2017 and 2016, respectively. The increase in revenue during this period of $5.3 million was due to $5.7 million of revenue recognized under the DS Agreement and $0.9 million of revenue recognized under the Fosun Kite Agreement, partially offset by a decrease of $1.3 million from revenue recognized under the Amgen Agreement.
Research and Development Expenses
Research and development expenses were $70.9 million and $47.4 million for the three months ended June 30, 2017 and 2016, respectively. The increase in research and development expenses during this period of $23.5 million was primarily due to:

•
$13.1 million in costs from an increase in headcount and related costs for our research and development personnel, including increased stock based compensation expense of $4.6 million, to support increased clinical trial activities, including clinical manufacturing, and activities related to preparing for commercial manufacturing;

•	$0.8 million in costs related to research and clinical development activities, including costs from our clinical trials and licensing and collaborations;

•	$4.7 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses due to expansion of our development activities; and

•	$4.9 million in costs related to expanded clinical manufacturing activities and preparation for commercial manufacturing.
General and Administrative Expenses
General and administrative expenses were $41.1 million and $23.7 million for the three months ended June 30, 2017 and 2016, respectively. The increase in general and administrative expenses during this period of $17.4 million was primarily due to:

•
$10.3 million in costs resulting from increased headcount and personnel related costs, including increased stock based compensation expense of $0.8 million, to support our growing business and for preparation of commercial launch; and

•	$7.1 million of expense related to increased pre-commercial activities and higher consulting and other costs to support our growing business.
Total Other Income (Expense), Net
Total other income (expense), net was $(1.1) million and $0.9 million for the three months ended June 30, 2017 and 2016, respectively. The decrease during this period of $2.1 million was primarily due to $2.4 million of expenses related to foreign exchange losses and $0.5 million of losses from equity method investments, partially offset by $0.8 million of income from investments in marketable securities and cash equivalents.

Income Tax (Provision) Benefit
Income tax (provision) benefit was $(6.8) million and $1.1 million for the three months ended June 30, 2017 and 2016, respectively. The income tax provision in the three month period ended June 30, 2017 consists primarily of withholding taxes in China. These withholding taxes were agreed to be paid by Fosun Kite Biotechnology on our behalf. Although withholding taxes paid typically give rise to a future foreign tax credit, we continue to maintain a full valuation allowance against deferred tax assets for all jurisdictions. The $1.1 million benefit for the three months ended June 30, 2016 primarily related to foreign tax benefit from losses at our Dutch subsidiary.

Comparison of the Six Months Ended June 30, 2017 and 2016
The following table sets forth our results of operations for the six months ended June 30, 2017 and 2016:

	SIX MONTHS ENDED JUNE 30,		CHANGE $
	2017	2016
	(unaudited, in thousands)
Revenues	$19,888	$9,922	$9,966
Operating expenses:
Research and development	136,777	81,771	55,006
General and administrative	76,466	40,395	36,071
Total operating expenses	213,243	122,166	91,077
Loss from operations	(193,355)	(112,244)	(81,111)
Total other income (expense), net	(170)	1,766	(1,936)
Loss before income taxes	(193,525)	(110,478)	(83,047)
Income tax (provision) benefit	(6,698)	2,289	(8,987)
Net loss	$(200,223)	$(108,189)	$(92,034)
Revenue
Revenue was $19.9 million and $9.9 million for the six months ended June 30, 2017 and 2016, respectively. The increase in revenue during this period of $10.0 million was due to $9.8 million of revenue recognized under the DS Agreement and $0.9 million of revenue recognized under the Fosun Kite Agreement, partially offset by a decrease of $0.9 million from revenue recognized under the Amgen Agreement.
Research and Development Expenses
Research and development expenses were $136.8 million and $81.8 million for the six months ended June 30, 2017 and 2016, respectively. The increase in research and development expenses during this period of $55.0 million was primarily due to:

•
$25.7 million in costs from an increase in headcount and related costs for our research and development personnel, including increased stock based compensation expense of $8.8 million, to support increased clinical trial activities, including clinical manufacturing, and activities related to preparing for commercial manufacturing;

•	$8.3 million in costs related to research and clinical development activities, including costs from our clinical trials and licensing and collaborations;

•	$10.2 million of expenses related to facilities and overhead, depreciation and amortization, and other expenses due to expansion of our development activities; and

•	$10.8 million in costs related to expanded clinical manufacturing activities and preparation for commercial manufacturing.

General and Administrative Expenses
General and administrative expenses were $76.5 million and $40.4 million for the six months ended June 30, 2017 and 2016, respectively. The increase in general and administrative expenses during this period of $36.1 million was primarily due to:

•
$22.6 million in costs resulting from increased headcount and personnel related costs, including increased stock based compensation expense of $5.8 million, to support our growing business and for preparation of commercial launch; and

•	$13.4 million of expense related to increased pre-commercial activities and higher consulting and other costs to support our growing business.

Total Other Income (Expense), Net
Total other income (expense), net was $(0.2) million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively. The decrease during this period of $1.9 million was primarily due to $2.0 million of expenses related to foreign exchange losses and $1.0 million of losses from equity method investments, partially offset by $1.0 million of income from investments in marketable securities and cash equivalents.

Income Tax (Provision) Benefit
Income tax (provision) benefit was $(6.7) million and $2.3 million for the six months ended June 30, 2017 and 2016, respectively. The income tax provision in the six month period ended June 30, 2017 consists primarily of withholding taxes in China. These withholding taxes were agreed to be paid by Fosun Kite Biotechnology on our behalf. Although withholding taxes paid typically give rise to a future foreign tax credit, we continue to maintain a full valuation allowance against deferred tax assets for all jurisdictions. The $2.3 million benefit for the six months ended June 30, 2016 primarily related to foreign tax benefit from losses at our Dutch subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2017, we had $147.8 million in cash and cash equivalents, and $633.3 million in marketable securities. Cash in excess of immediate requirements is invested in accordance with our investment policy, primarily with a view to liquidity and capital preservation.
We have funded our operations principally from the sale of common stock, and through our licensing and collaborations.  In 2015, we received an upfront payment of $60.0 million from Amgen, and raised approximately $300.7 million in net proceeds from our follow-on offering of common shares. We received an upfront payment of $50.0 million from Daiichi in January 2017, and raised an additional $399.7 million in net proceeds from our follow-on offering of common shares, after deducting fees, commissions, and other expenses related to the offering in March 2017. We also received a $40.0 million upfront payment from Fosun Kite Biotechnology in May 2017.
We have incurred losses since our inception in 2009 and, as of June 30, 2017, we had an accumulated deficit of $626.9 million. Our product candidates may never achieve commercialization and we anticipate that we will continue to incur losses for the foreseeable future. We expect that our research and development expenses, general and administrative expenses, and capital expenditures will continue to increase. As a result, until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity or debt financings and collaboration arrangements. Our primary uses of capital are, and we expect will continue to be, compensation and related expenses, third-party clinical research and development services, costs relating to preparing for the potential commercial launch of KTE-C19, license payments or milestone obligations that may arise, laboratory and related supplies, clinical costs, manufacturing costs, legal and other regulatory expenses and general overhead costs.

Cash Flows
The following table sets forth the significant sources and uses of cash for the periods set forth below:

	SIX MONTHS ENDED JUNE 30,
	2017	2016
	(unaudited, in thousands)
Net cash provided by (used in):
Operating activities	$(52,684)	$(65,783)
Investing activities	(345,890)	(158,665)
Financing activities	431,661	1,761
Effect of exchange rate changes on cash	188	2
Net change in cash and cash equivalents	$33,275	$(222,685)
Operating Activities
Net cash used in operating activities was $52.7 million during the six months ended June 30, 2017 as compared to $65.8 million in cash used in operating activities during the six months ended June 30, 2016. The decrease in net cash used in operating activities of $13.1 million between the six months ended June 30, 2017 and 2016 was primarily the result of cash received from Daiichi and Fosun Kite Biotechnology as an upfront payment related to the DS Agreement and Fosun Kite Biotechnology Agreement in the six months ended June 30, 2017, partially offset by increased operating expenses due to additional headcount, facilities related costs, and other research and development and clinical activities during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.
Investing Activities
Net cash used in investing activities was $345.9 million during the six months ended June 30, 2017 as compared to $158.7 million of cash used by investing activities during the six months ended June 30, 2016. The net increase in cash used in investing activities of $187.2 million between the six months ended June 30, 2017 and 2016 was primarily the result of the transactional activity related to our marketable securities portfolio, partially offset by capital expenditures related to our clinical and commercial manufacturing facilities.
Financing Activities
Net cash provided by financing activities was $431.7 million during the six months ended June 30, 2017 as compared to $1.8 million in cash provided by financing activities during the six months ended June 30, 2016. The increase in cash provided by financing activities of $429.9 million between the six months ended June 30, 2017 and 2016 was primarily the result of the $399.7 million in net proceeds received from our follow-on offering and higher proceeds from exercise of stock options during the six months ended June 30, 2017.
Off-Balance Sheet Arrangements
During the periods presented we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Fluctuation Risk
Some of the securities in which we invest have market risk in that a change in prevailing interest rates may cause the principal amount of the marketable securities to fluctuate. Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. As of June 30, 2017, we had $147.8 million in cash and cash equivalents, and $633.3 million in marketable securities. Our cash equivalents and marketable securities are comprised of certificates of deposit, commercial paper and debt instruments of financial institutions, corporations, U.S. government-sponsored agencies and the U.S. Treasury. The primary objectives of our investment activities are to ensure liquidity and to preserve principal while at the same time maximizing the income we receive from our marketable securities without significantly increasing risk. We have established guidelines regarding approved investments and maturities of investments, which are designed to maintain safety and liquidity. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by

100 basis points, or one percentage point, from levels at June 30, 2017, the net fair value of our interest-sensitive marketable securities would have resulted in a hypothetical decline of approximately $6.3 million.

Inflation Risk
Inflation generally may affect us by increasing our cost of labor and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2017 and 2016, respectively.

Foreign Currency Exchange Risk
The majority of our transactions occur in U.S. dollars. However, we do have certain transactions and future potential milestones, including potential contingent consideration payments pursuant to the terms of our TCF acquisition, that are denominated in Euros, and we therefore are subject to foreign exchange risk. Additionally, our subsidiary Kite Pharma EU operates with the Euro as its functional currency. The fluctuation in the value of the U.S. dollar against the Euro affects the reported amounts of revenues, expenses, assets and liabilities. As we expand our international operations, our exposure to exchange rate fluctuations will increase. We currently do not participate in any foreign currency hedging activities.  Our other income (expense) is also impacted by the re-measurement of our U.S. Dollar denominated intercompany loans and by any cash held by our overseas subsidiaries in a currency other than its functional currency. An immediate 10% adverse change in foreign exchange rates would result in a foreign currency loss of approximately $3.7 million. Future changes in the U.S. dollar and Euro exchange rate may result in future recognition of exchange rate losses or higher than expected operating expenses as we fund the operations of our subsidiary.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2017, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business and Industry
We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future.*
We are a clinical-stage biopharmaceutical company with a limited operating history. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval and become commercially viable. We have no products approved for commercial sale and have not generated any revenue from product sales to date, and we continue to incur significant research and development and other expenses related to our ongoing operations. As a result, we are not profitable and have incurred losses in each period since our inception in June 2009. For the years ended December 31, 2016 and 2015, we reported a net loss of $267.1 million and $101.7 million, respectively. For the six months ended June 30, 2017 and 2016, we reported a net loss of $200.2 million and $108.2 million, respectively. As of June 30, 2017, we had an accumulated deficit of $626.9 million. We expect to continue to incur significant expenditures for the foreseeable future, and we expect these expenditures to increase as we plan for the potential commercial launch of our lead product candidate, KTE-C19, and as we continue our research and development of, and seek regulatory approvals for, product candidates based on our engineered autologous cell therapy. Even if we succeed in commercializing one or more of our product candidates, we will continue to incur substantial research and development and other expenditures to develop and market additional product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
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

Our business is highly dependent on the success of KTE-C19, our lead product candidate. If we are unable to obtain approval for KTE-C19 and effectively commercialize KTE-C19 for the treatment of patients in its approved indications, our business would be significantly harmed.*

Our business and future success depends on our ability to obtain regulatory approval of and then successfully commercialize our lead product candidate, KTE-C19. We completed a Biologics License Application, or BLA, submission to the FDA in March 2017 for the approval of KTE-C19 as a treatment for patients with relapsed or refractory aggressive B-cell non-Hodgkin lymphoma, or NHL, who are ineligible for autologous stem cell transplant, or ASCT. If the FDA does not approve our BLA submission, our business would be significantly harmed.

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

In the ZUMA clinical trials, the most common severe or life threatening adverse events resulted from CRS and neurologic events, and have also included anemia, neutropenia, decreased neutrophil count, febrile neutropenia, decreased white blood cell count, thrombocytopenia, encephalopathy and decreased lymphocyte count. As reported, patients have died from adverse events related to KTE-C19 and future patients may also experience toxicity resulting in death. These adverse events may include, among others, hemophagocytic lymphohistiocytosis, cardiac arrest, severe CRS, and cerebral edema. As we treat a larger number of patients with KTE-C19 in the ZUMA clinical trials, and, if approved, commercially, new less common side effects may also emerge.
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
We may not be able to file investigational new drug applications, or INDs, to commence additional clinical trials on the timelines we expect, and even if we are able to, the FDA may not permit us to proceed.*
We expect to submit IND amendments for additional studies of KTE-C19 in 2017 and INDs for KITE-796 and KITE-439 in 2018. However, our timing of filing on the product candidates is dependent on further research. We cannot be sure that submission of an IND or IND amendment will result in the FDA allowing further clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such clinical trials. For instance, the FDA may not allow us to use the NCI clinical trial data to support our INDs. Additionally, even if such regulatory authorities agree with the design and implementation of the clinical trials set forth in an IND or clinical trial application, we cannot guarantee that such regulatory authorities will not change their requirements in the future.
We have limited experience as a company conducting clinical trials.*
While we are currently conducting multiple clinical trials of KTE-C19 and a clinical trial of KITE-718, we have limited experience as a company in conducting clinical trials. In part because of this lack of experience, we cannot be certain that our ongoing clinical trials will be completed on time or if the planned clinical trials will begin or be completed on time, if at all. Large-scale trials require significant financial and management resources, and reliance on third-party clinical investigators, contract research organizations, or CROs, or consultants. Relying on third-party clinical investigators or CROs may force us to encounter delays that are outside of our control.

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
The NCI, with Dr. Steven A. Rosenberg as the principal investigator, is responsible for conducting multiple clinical trials of engineered T cell therapy targeting various antigens in small numbers of patients under the 2012 CRADA. In April 2016, the National Institutes of Health, or NIH, announced that it had initiated an evaluation of all of its facilities producing sterile or infused products for administration to research participants. Preliminary findings identified the NCI cell therapy laboratory that makes products for the clinical trials under the 2012 CRADA as not in compliance with quality and safety standards, and not suitable for the production of sterile or infused products.  According to the NIH, there is no evidence that any patients have been harmed, but a rigorous clinical review is being undertaken. The NCI has begun the screening and enrollment of new patients in affected trials.
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
Though each CRADA has a five-year term, the NIH review of NCI manufacturing facilities has not reached a final resolution and the NCI may unilaterally terminate any of the CRADAs at any time for any reason or for no reason upon at least 60 days prior written notice. We are also in the process of negotiating new agreements with the NCI to cover similar research programs as the 2012 CRADA, which we may be unable to complete prior to the 2012 CRADA expiration on August 30, 2017 or at all. If the NCI unilaterally terminates one or both of the 2016 CRADAs or the 2012 CRADA lapses without any extension, part or all of the research and development of engineered autologous cell therapy would be suspended, and we may be unable to research, develop and license future product candidates.
A variety of risks associated with conducting research and clinical trials abroad and marketing our product candidates internationally could materially adversely affect our business.*
We initiated a clinical program for KTE-C19 in Europe in the first half of 2017 and ultimately plan to seek regulatory approval of our product candidates outside of the United States. Accordingly, we expect that we will be subject to additional risks related to operating in foreign countries, including:

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

These and other risks associated with our international operations, including the operations of our European subsidiaries and of our joint venture in China with Shanghai Fosun Pharmaceutical Industrial Development Co., Ltd., or Fosun Pharma, may materially adversely affect our ability to attain or maintain profitable operations.

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
Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As of December 31, 2016, we have U.S. and state net operating loss carryforwards of approximately $167.5 million and $468.6 million, respectively. As a result of our private placements, we triggered two “ownership changes”. The ownership change resulted in a limitation in utilization of pre-change attributes. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. Accordingly, if we earn net taxable income, our ability to use our pre-change net operating loss carryforwards to offset U.S. federal and state taxable income may be subject to limitations, which will result in increased future tax liability to us.

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
At June 30, 2017, we had approximately $147.8 million of cash and cash equivalents and $633.3 million of marketable securities. While we are not aware of any downgrades, material losses or other significant deterioration in the fair value of our cash equivalents and marketable securities since June 30, 2017, no assurance can be given that further deterioration of the global credit and financial markets would not negatively impact our current portfolio of cash equivalents and marketable securities or our ability to meet our financing objectives. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.
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
Risks Related to Government Regulation
The FDA regulatory approval process is lengthy and time-consuming, and we may experience significant delays in the clinical development and regulatory approval of our product candidates.*
A BLA must include extensive preclinical and clinical data and supporting information to establish the product candidate’s safety and effectiveness for each desired indication. The BLA must also include significant information regarding the chemistry, manufacturing and controls for the product, including with respect to chain of identity and chain of custody of the product. In March 2017, we completed our submission of the BLA for the approval of KTE-C19 as a treatment for patients with relapsed or refractory aggressive B-cell NHL, who are ineligible for ASCT. However, the FDA may require additional information.
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
We could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of our product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by us, the IRBs for the institutions in which such trials are being conducted or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions, lack of adequate funding to continue the clinical trial, or based on a recommendation by the Data Monitoring Committee. The FDA’s review of our data of our ongoing clinical trials of KTE-C19 may, depending on the data, also result in the delay, suspension or termination of one or more clinical trials of KTE-C19, which would also delay or prevent the initiation of our other planned clinical trials. If we experience termination of, or delays in the completion of, any clinical trial of our product candidates, the commercial prospects for our product candidates will be harmed, and our ability to generate product revenue will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product development and approval process and jeopardize our ability to commence product sales and generate revenue. The NCI is also experiencing difficulties in completing ongoing clinical trials and conducting future clinical trials of product candidates due to the NIH facility evaluation.
Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.
The FDA may disagree with our regulatory plan and we may fail to obtain regulatory approval of our product candidates.*

While we believe the primary analysis supports our BLA submission for approval of KTE-C19, the FDA may disagree or the FDA could require longer-term follow-up results, additional data from our clinical trial or additional information relating to GMP or GCP compliance and chain of identity and chain of custody that could delay or prevent FDA’s approval of KTE-C19. The FDA may issue a complete response letter on the basis that the benefits of KTE-C19 do not outweigh its risks, or if there are data integrity or GMP or GCP compliance concerns. While the FDA is not convening a public advisory committee, the FDA's targeted action date remains unchanged and we may not receive approval at all.
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
The advancement of healthcare reform may negatively impact our ability to sell our product candidates, if approved, profitably.*
Third-party payors, whether domestic or foreign, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our product candidates, if approved, profitably. In particular, in 2010 the Affordable Care Act was enacted. The Affordable Care Act and its implementing regulations, among other things, revised the methodology by which rebates owed by manufacturers to the state and federal government for covered outpatient drugs and certain biologics, including our product candidates, under the Medicaid drug rebate program are calculated, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid drug rebate program, extended the Medicaid drug rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations, subjected manufacturers to new annual fees and taxes for certain branded prescription drugs, and provided incentives to programs that increase the federal government’s comparative effectiveness research. Additionally, the Affordable Care Act expanded eligibility criteria for Medicaid programs, imposed a new Medicare Part D coverage gap discount program, expanded the entities eligible for discounts under the Public Health Service pharmaceutical pricing program, and implemented a new Patient-Centered Outcomes Research Institute.  We are still unsure of the full impact that the Affordable Care Act will have on our business.
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
The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates or uses thereof in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the patentability, validity, enforceability or scope thereof, for example through inter partes review, or IPR, post-grant review or ex parte reexamination before the USPTO or oppositions and other comparable proceedings in foreign jurisdictions, which may result in such patents being cancelled, narrowed, invalidated or held unenforceable. For example, on November 16, 2015, March 18, 2016 and August 5, 2016, one or more anonymous parties filed for ex parte reexaminations of certain patents that we licensed pursuant to our agreement with Cabaret. On December 12, 2016, we achieved a favorable outcome in one of these reexaminations: the USPTO maintained the patent with its expiration date unchanged. On June 26, 2017, we also achieved a favorable outcome in the remaining two reexaminations of one of our CAR-related patents, expiring in 2027. The USPTO issued a Notice of Intent to Issue a Reexamination Certificate, confirming the patentability of amended claims in this patent. Even with the favorable outcomes at the USPTO or if our patents and applications are unchallenged, they may not adequately protect our intellectual property or prevent others from designing around our claims.
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

Third-party claims of intellectual property infringement may prevent or delay our product discovery and development efforts.*

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is a substantial amount of litigation involving patents and other intellectual property rights in the biotechnology and pharmaceutical industries. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are developing our product candidates. As described in more detail below, we have faced litigation in which a third party claimed that our lead product candidate, KTE-C19, infringes or will infringe its patent rights.

The patent-in-suit in the litigation in which we were involved is owned by Memorial Sloan Kettering Cancer and Sloan Kettering Institute for Cancer Research, or MSK, and licensed to Juno Therapeutics, Inc., or Juno, and relates to certain CAR compositions of matter. Juno is a publicly held biotherapeutics company developing CAR and TCR technologies. On August 13, 2015, we filed a petition with the USPTO to institute an IPR proceeding of the MSK patent. The purpose of the IPR petition was to seek a determination before the Patent Trial and Appeal Board, or PTAB, that the claims recited in the patent licensed to Juno were invalid. A decision was issued in the IPR on December 16, 2016 wherein the PTAB declined to hold the claims invalid. On February 16, 2017, we filed a Notice of Appeal to the Court of Appeals for the Federal Circuit.

Separately, on December 19, 2016, Juno and MSK filed a patent infringement lawsuit against us in the U.S. District Court for the District of Delaware with respect to the MSK patent. On February 23, 2017, we filed a motion to dismiss this lawsuit based upon lack of subject matter jurisdiction. While the court granted our motion to dismiss on June 13, 2017, MSK may nonetheless bring another lawsuit in the future. Based on the controlling statute, in our defense against the infringement claims we would be precluded, or “estopped” from asserting that the patent at issue is invalid on any ground that we raised or reasonably could have raised during the IPR proceeding. The precise scope of this statutory estoppel is evolving in the courts, and we are not estopped from raising additional invalidity challenges to the patent, as well as defenses in the lawsuit, based on grounds other than those that we raised or reasonably could have raised during the IPR.

To have succeeded in the IPR proceeding, we would have needed to establish invalidity of the MSK patent by a “preponderance of the evidence,” meaning that, based on the evidence, it is more likely than not that the claims in the patent are invalid. In contrast, in any separate infringement lawsuit filed against us, we would need to prove invalidity by “clear and convincing evidence,” a heightened standard of proof. In the U.S., issued patents enjoy a presumption of validity in court, but not at the USPTO. If the MSK patent were upheld in the IPR appeal and were held by a court of competent jurisdiction to be not invalid, and that it covers KTE-C19, and if a court were to grant an injunction, Juno and MSK may be able to block our ability to sell the product unless we obtained a license or until such patent expires (which we believe will be in 2024) or is finally determined to be not infringed, unpatentable, invalid or unenforceable. While we believe that we have a meritorious basis for asserting that the MSK patent is invalid, patent litigation is inherently uncertain, and therefore we cannot be certain that we will prevail in these proceedings.

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
If we or one of our licensing partners initiate legal proceedings against a third party to enforce a patent covering one of our product candidates, the defendant could counterclaim that the patent covering our product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include IPR, ex parte re-examination and post grant review in the United States, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). For example, on November 16, 2015, March 18, 2016 and August 5, 2016, one or more anonymous parties filed for ex parte reexaminations of certain patents that we licensed pursuant to our agreement with Cabaret. On December 12, 2016, we achieved a favorable outcome in one of these reexaminations: the USPTO maintained the patent with its expiration date unchanged. On June 26, 2017, we also achieved a favorable outcome in the remaining two reexaminations of one of our CAR-related patents, expiring in 2027. The USPTO issued a Notice of Intent to Issue a Reexamination Certificate, confirming the patentability of amended claims in this patent. New proceedings could result in ultimate revocation, truncation of term, or amendment to our patents in such a way that they no longer cover our product, or competitor product, candidates. The outcome following legal assertions of unpatentability, invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of unpatentability, invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business.
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
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.*
As of August 1, 2017, our executive officers, directors, and 10% stockholders beneficially owned approximately 25% of our voting stock, a significant portion of which is beneficially owned by Arie Belldegrun, our President, Chief Executive Officer and Chairman. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.
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

KITE PHARMA, INC.

August 8, 2017	By:	/s/ Arie Belldegrun, M.D.
Arie Belldegrun, M.D.
President and Chief Executive Officer

August 8, 2017	By:	/s/ Paul Jenkinson
Paul Jenkinson
Chief Financial Officer